Form 10-Q
period 1995-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1995-08-09
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending June 30, 1995



   Commission file number 0-7832



                          JOURNAL EMPLOYES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                    39-6153189
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



   Journal Square, P.O. Box 661, 333 W. State St., Milwaukee, Wisconsin 5320l
   (Address of principal executive offices)                        (Zip Code)



                                414-224-2728
              (Registrant's telephone number, including area code)




              (Former name, former address and former fiscal year,
                          if changed since last report)



             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
             requirements for the past 90 days.  YES   X     NO

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST



   Quarter Ended June 30, 1995             Commission file number 0-7832



                                      INDEX


                                                                     Page No.

   Part I. Financial Information (Unaudited)


     Statement of Cash and Liabilities                                      2


     Statement of Trust Income                                              3


     Notes to Financial Statements                                          4


     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                             5


   Part II. Other Information                                               6

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST



   For Quarter Ended June 30, 1995              Commission file number 0-7832



                        Statement of Cash and Liabilities



                                          06/30/95             12/31/94
                                        (Unaudited)          (Unaudited)

   Assets:

     Cash in bank                       $   352,080           $    100
                                        -----------           --------
                                        $   352,080           $    100
                                        ===========           ========


   Liabilities:

     Payable for uncompleted
      transactions between
      unitholders                       $   351,980           $      0

     Note payable to Journal
      Communications, Inc.              $       100           $    100
                                        -----------           --------
                                        $   352,080           $    100
                                        ===========           ========



   Note: The Statement of Cash and Liabilities at December 31, 1994, has been derived from the audited financial statements at that date.



                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended June 30, 1995           Commission file number 0-7832



                            Statement of Trust Income


                                        Three Months Ended              Six Months Ended
                                              June 30                        June 30
                                        1995             1994           1995           1994
                                      (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

   Dividend on common stock
   of Journal Communications,
   Inc. held by the Trust            $ 6,870,395    $ 5,648,337    $12,491,628      $11,320,299
                                     -----------    -----------    -----------      -----------
                                     $ 6,870,395    $ 5,648,337    $12,491,628      $11,320,299
                                     ===========    ===========    ===========      ===========
       Per Share                     $      0.55    $      0.45    $      1.00      $      0.90
                                     -----------    -----------    -----------      -----------
                                     $      0.55    $      0.45    $      1.00      $      0.90
                                     ===========    ===========    ===========      ===========


   Dividend to holder of
    units of beneficial
    interest                         $ 6,870,395    $ 5,648,337    $12,491,628      $11,320,299
                                     -----------    -----------    -----------      -----------
                                     $ 6,870,395    $ 5,648,337    $12,491,628      $11,320,299
                                     ===========    ===========    ===========      ===========

       Per Unit                      $      0.55    $      0.45    $      1.00      $      0.90
                                     -----------    -----------    -----------      -----------
                                     $      0.55    $      0.45    $      1.00      $      0.90
                                     ===========    ===========    ===========      ===========

                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST



   For Quarter Ended June 30, 1995              Commission file number 0-7832



                          Notes to Financial Statements
                                   (Unaudited)


   l. The only business of Journal Employes' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. ("Company"), the issuance of Units of Beneficial Interest in such shares ("Units"), and in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officer/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of taxes and administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes.

   2.    Common Stock of the Company

         Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to employees of the Company ("Employees"). Sales of Units by the Trust are made the formula price determined in accordance with the Trust Agreement.

   3.    Unitholders' Sales of Units of Beneficial Interest

         Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees to other employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller.
         The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased by the Trust on March 31, as well as incomplete transactions between unitholders.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.

                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         (27)     Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1995.



                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JOURNAL EMPLOYES' STOCK TRUST



   Date August 8, 1995            By /s/ Robert A. Kahlor
                                       Robert A. Kahlor



   Date August 8, 1995            By /s/ Christine A. Farnsworth
                                        Christine A. Farnsworth
                                        (Principal Accounting Officer)

                             EXHIBIT INDEX


Exhibit No.         Description

    (27)         Financial Data Schedule.