Form 10-Q
period 1995-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1995-11-14
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending September 30, 1995



   Commission file number 0-7832



                       JOURNAL EMPLOYES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


        WISCONSIN                              39-6153189
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)



   Journal Square, P.O. Box 661, 333 W. State St., Milwaukee, Wisconsin 53201
   (Address of principal executive offices)                        (Zip Code)



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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST



   Quarter Ended September 30, 1995             Commission file number 0-7832



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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST



   For Quarter Ended September 30, 1995         Commission file number 0-7832



                        Statement of Cash and Liabilities



                                          09/30/95           12/31/94
                                        (Unaudited)          (Unaudited)

   Assets:

     Cash in bank                       $    19,496          $    100
                                        -----------          --------
                                        $    19,496          $    100
                                        ===========          ========
   Liabilities:

     Payable for uncompleted
       transactions between
       unitholders                      $    19,396          $      0
     Note payable to Journal
       Communications, Inc.             $       100          $    100
                                        -----------          --------
                                        $    19,496          $    100
                                        ===========          ========


   Note: The Statement of Cash and Liabilities at December 31, 1994, has been derived from the audited financial statements at that date.




                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended September 30, 1995         Commission file number 0-7832



                            Statement of Trust Income


                               Four Months Ended         Ten Months Ended
                                  June 30                    June 30
                             1995          1994          1995         1994
                           (Unaudited) (Unaudited)   (Unaudited) (Unaudited)

   Dividend on common
    stock of Journal
    Communications,
    Inc. held by the
    Trust                 $ 6,592,736  $ 5,675,342    $19,084,364   $16,995,641
                          -----------  -----------    -----------   -----------
                          $ 6,592,736  $ 5,675,342    $19,084,364   $16,995,641
                          ===========  ===========    ===========   ===========

       Per Share          $      0.55  $      0.45    $      1.55   $      1.35
                          -----------  -----------    -----------   -----------
                          $      0.55  $      0.45    $      1.55   $      1.35
                          ===========  ===========    ===========   ===========


   Dividend to holder
    of units of
    beneficial interest   $ 6,592,736  $ 5,675,342    $19,084,364   $16,995,641
                          -----------  -----------    -----------   -----------
                          $ 6,592,736  $ 5,675,342    $19,084,364   $16,995,641
                          ===========  ===========    ===========   ===========

       Per Unit           $      0.55  $      0.45    $      1.55   $      1.35
                          -----------  -----------    -----------   -----------
                          $      0.55  $      0.45    $      1.55   $      1.35
                          ===========  ===========    ===========   ===========

                         See notes to financial statements

                                     FORM 10-Q

                           JOURNAL EMPLOYES' STOCK TRUST



   For Quarter Ended September 30, 1995           Commission file number 0-7832



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

   3.      Unitholders' Sales of Units of Beneficial Interest

           Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees to other employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller. The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased by the Trust on September 30, as well as incomplete transactions between unitholders.


                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.

                            Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27             Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1995.



                                    Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    JOURNAL EMPLOYES' STOCK TRUST


   Date November 13, 1995           By /s/ Robert A. Kahlor
                                        Robert A. Kahlor



   Date November 13, 1995           By /s/ Christine A. Farnsworth
                                        Christine A. Farnsworth
                                        (Principal Accounting Officer)

                                   Exhibit Index


   Exhibit No.            Description

      27                  Financial Data Schedule