Form 10-K405
period 1995-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1996-04-01
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended December 31, 1995

   Commission File Number:  0-7832

                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)

        WISCONSIN                                       39-6153189
   (State of organization)            (I.R.S. employer identification number)


       333 West State Street, P. O. Box 661, Milwaukee, Wisconsin   53201
               Address of principal executive offices  (zip code)

               Registrant's telephone number, including area code:
                                  414-224-2374

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Units of Beneficial Interest
                                (title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes   X  .  No      .

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [ x ]

   Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 1995, filed herewith as Exhibit 99.1.

                                     PART I
   ITEM 1.  BUSINESS
   The Registrant is a trust created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, by all the stockholders of The Journal Company (now known as Journal Communications, Inc.), a Wisconsin corporation (the "Company"), to promote stability and to enable its employees to acquire ownership and control of the Company.

   Under the Trust Agreement establishing the Registrant, stockholders of the Company and the Company itself deposited shares of the Company's stock in the trust and received in exchange trust units, which in turn have been sold to active employees of the Company and its subsidiaries. Each unit represents one share of the Company's common stock. Unitholders may sell their units to other active employees at the formula price ("Option Price") defined in the Trust Agreement and are required to do so when they die or terminate employment, except that (i) retired employees may retain a decreasing percentage of their units for ten years after retirement and
   (ii) employees who are terminated due to downsizing or divestiture may retain a decreasing percentage of their units for up to five (5) years.
   As of the date hereof, the Registrant holds 12,960,000 shares, or ninety percent (90%), of the outstanding common stock of the Company.

   The Registrant engages in no business other than the record holding of Company shares, the issuing of trust units and, in limited instances, the voting of Company shares held by it. Most expenses of administering the trust are borne by the Company.

   There are five trustees, all employees of the Company, none of whom receives any compensation in his capacity as trustee. The Registrant has no employees.

   For a further discussion of the trust's operation and unit ownership, see
   Item 5, "Market for Registrant's Common Stock and Related Stock Holder Matters," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in the Annual Report of Journal Communications, Inc. on Form 10-K, filed herewith as Exhibit 99.1.

   ITEM 2.  PROPERTIES

   The Registrant owns no physical properties. Its records are kept and its administrative functions are performed in the offices of Journal Communications, Inc., in Milwaukee, Wisconsin.

   ITEM 3.  LEGAL PROCEEDINGS         None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                     None.


                                     PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       SECURITY HOLDER MATTERS
   Reference is made to Item 5, "Market For Registrant's Common Stock and Related Stock Holder Matters," of the Annual Report of Journal
   Communications, Inc., on Form 10-K filed herewith as Exhibit 99.1, and incorporated herein by reference.

   ITEM 6.  SELECTED FINANCIAL DATA
   Registrant incorporates herein by reference Item 6, "Selected Financial Data," of the Annual Report of Journal Communications, Inc., on Form 10-K filed herewith as Exhibit 99.1.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Registrant incorporates herein by reference Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Annual Report of Journal Communications, Inc., on Form 10-K filed herewith as Exhibit 99.1.

                   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
   AND SUPPLEMENTARY DATA
   The Financial Statements With Report of Independent Public Auditors are presented on the pages immediately following.


   Report of Ernst & Young LLP, Independent Auditors

   The Trustees of Journal
     Employees' Stock Trust



   We have audited the accompanying statement of assets and liabilities of Journal Employees' Stock Trust (the Trust) as of December 31, 1995, 1994 and 1993, and the related statements of Journal Communications, Inc., common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Journal Employees' Stock Trust at December 31, 1995, 1994 and 1993, Journal Communications, Inc., common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      ERNST & YOUNG, LLP

   Milwaukee, Wisconsin
   February 13, 1996

                         JOURNAL EMPLOYEES' STOCK TRUST

                       STATEMENT OF ASSETS AND LIABILITIES

                        December 31, 1995, 1994 and 1993


                                      1995           1994         1993
   Assets:
     Cash in bank                    $   100       $   100       $  100
                                     =======       =======       ======

   Liabilities:

     Note payable to
    Journal Communications, Inc.     $   100           100           100
                                     -------       -------       -------
                                     $   100       $   100       $   100
                                     =======       =======       =======



                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                    STATEMENT OF JOURNAL COMMUNICATIONS INC.
                    COMMON STOCK HELD AND TRUST CERTIFICATES
                           OUTSTANDING (Notes 1 and 2)

                  Years ended December 31, 1995, 1994 and 1993


                                           1995        1994        1993
   Shares of Journal
    Communications Inc. common
    stock:
       Held at beginning and
         end of year                    12,960,000  12,960,000  12,960,000
                                        ==========  ==========  ==========


   Trust certificates evidencing
    Units of Beneficial Interest in
    Journal Communications Inc.
    common stock:
      Outstanding at beginning
       and end of year                  12,960,000  12,960,000  12,960,000
                                        ==========  ==========  ==========





                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                            STATEMENT OF TRUST INCOME

                                    (Note 3)

                  Years ended December 31, 1995, 1994 and 1993



                                         1995           1994        1993
   Dividends on common stock of
     Journal Communications Inc.
     held by the Trust                $25,729,448   $23,598,655   $22,564,341
                                      ===========   ===========   ===========
   Dividends to holders of Units of
     Beneficial Interest              $25,729,448   $23,598,655   $22,564,341
                                      ===========   ===========   ===========

   Dividends per share                $      2.10   $      1.90   $      1.80




                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                             STATEMENT OF CASH FLOWS

                  Years ended December 31, 1995, 1994 and 1993



                                        1995            1994     1993
   Sources of cash:
     Receipts from purchasers of
       Units of Beneficial Interest
       (Note 3)                     $62,411,465   $45,792,223  $38,906,990

     Dividends received from
       Journal Communications Inc.   25,729,448    23,598,655   22,564,341
                                    -----------   -----------  -----------
                                     88,140,913    69,390,878   61,471,331

   Uses of cash:

     Disbursements to sellers of
       Units of Beneficial Interest (62,411,465)  (45,792,223) (38,906,990)
     Dividends paid to holders of
       Units of Beneficial Interest (25,729,448)  (23,598,655) (22,564,341)
                                    -----------   -----------  -----------
   Net increase (decrease) in cash        --           --           --

   Cash at beginning of year                100           100          100
                                    -----------   -----------  -----------
   Cash at end of year              $       100   $       100  $       100
                                    ===========   ===========  ===========



                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


   1.     Organization

          The only business of Journal Employees' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications Inc. (Company), the issuance of Units of Beneficial Interest in such shares (Units) and, in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

   2.     Common stock of the Company

          Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to its employees, or employees of its subsidiaries (Employees). Sales of Units by the Company are made at the formula price determined in accordance with the Trust Agreement.

   3.     Unitholders' Sales of Units of Beneficial Interest

          Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees to other employees are deposited with the trustees by the purchaser and remitted by the trustees to the seller.



            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following list shows the names and ages of Registrant's trustees and the year in which each became a trustee. It also shows the positions held by each trustee with Journal Communications, Inc.

                                                       Position/Office
   Name                 Age     Trustee Since          with the Company

   Robert A. Kahlor      (62)   May 28, 1986        Chairman of the Board
   Steven J. Smith       (45)   March 9, 1990       President
   Thomas M. Karavakis   (65)   June 26, 1992       Senior Vice President
   Douglas G. Kiel       (47)   March 7, 1995       Senior Vice President
   Paul M. Bonaiuto      (45)   February 1, 1996    Senior Vice President/CFO

   All trustees are directors of Journal Communications, Inc., and, except for Mr. Bonaiuto, have been employed by Journal Communications, Inc., in key management positions for at least the last five years. Mr. Kahlor has been Chairman of the Board of the Company since September 1992. Prior to that, he had been President of the Company. Mr. Smith has been President of the Company since September 1992. Prior to that he was Executive Vice President of the Company. For the past five (5) years, Mr. Karavakis has been a senior vice president of the Company and President of Add, Inc., a subsidiary of the Company. Mr. Kiel has been a Senior Vice President of the Company and President of Journal Broadcast Group, Inc., a subsidiary of the Company, since June 1992. Prior to that, he had been a director of the Company and Executive Vice President of Journal Broadcast Group, Inc. Mr. Bonaiuto has been Chief Financial Officer of the Company since January 1996 and was elected a senior vice president in March 1996. Previously Mr. Bonaiuto had been a director and vice president of the Company and President of NorthStar Print Group, Inc., a subsidiary of the Company, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Company, from July 1992 to June 1994, and executive vice president of The Peterson Group, Wilmington, Delaware, a private equity investment firm, for the remainder of the past five-year period.


                         ITEM 11. EXECUTIVE COMPENSATION

   The five trustees, all employees of Journal Communications, Inc., do not receive any compensation in their capacity as trustee.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

   The following chart states the number of units of beneficial interest in the Registrant held by the trustees of the Registrant:

                           Units Held as of          Percent of Ownership
        Name                March 13, 1996              * denotes <1%

   Paul M. Bonaiuto              13,000                       *
   Robert A. Kahlor              85,435                       *
   Thomas M. Karavakis           77,035                       *
   Douglas G. Kiel               26,300                       *
   Steven J. Smith               73,880                       *
   All trustees as a
    group                     5,577,676                    43.0%

   Each of the trustees has voting power arising under the Trust Agreement establishing the Registrant in respect to the number of units set forth opposite such trustee's name. In addition, as a group, the trustees have voting power arising under the Trust Agreement establishing the Registrant, as of March 13, 1996, in respect of 5,302,026 units held by retirees and other former employees of the Company, employee benefit trusts, employees' personal trusts and charitable, educational or religious trusts.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                      None.


                                     PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K


   (a)  1.   Financial Statements and Schedules

             The financial statements and schedules listed in the accompanying index are filed as part of this annual report.

        2.   Exhibits

             The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

   (b)       Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.



                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 14(a))


                                                             Form 10-K


   1.     Financial Statements

              Statement of Assets and Liabilities at
               December 31, 1995, 1994 and 1993                 4

              Statement of Journal Communications, Inc.
               Common Stock held and Trust Certificates
               Outstanding for each of the three years in the
               period ended December 31, 1995                   5

              Statement of Trust Income for each of the three
               years in the period ended December 31, 1995      6

              Statement of Cash Flows for each of the three
               years in the period ended December 31, 1995      7

              Notes to Financial Statements                     8

   2.      Financial Statement Schedules

              None

   3.      Exhibits

           (3) Journal Employees' Stock Trust Agreement, May 15, 1937, as amended, filed herewith (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831))
           (23) Consent of Ernst & Young, LLP, Independent Auditors, filed herewith.
           (27)        Financial Data Schedule, filed herewith.
           (99.1) Annual Report to Shareholders of Journal Communications, Inc., on Form 10-K for the fiscal year ended December 31, 1995 (incorporated by reference to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831))

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JOURNAL EMPLOYEES' STOCK TRUST


                                      By:  /s/ Robert A. Kahlor
                                           Robert A. Kahlor, Trustee


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST


   Date:  April 1, 1996                    /s/ Robert A. Kahlor
                                           Robert A. Kahlor


   Date:  April 1, 1996                    /s/ Steven J. Smith
                                           Steven J. Smith


   Date:  April 1, 1996                    /s/ Thomas M. Karavakis
                                           Thomas M. Karavakis


   Date:  April 1, 1996                    /s/ Douglas G. Kiel
                                           Douglas G. Kiel


   Date:  April 1, 1996                    /s/ Paul M. Bonaiuto
                                           Paul M. Bonaiuto

                          JOURNAL EMPLOYEES STOCK TRUST

                                  EXHIBIT INDEX

   Exhibit No.              Description

        (3) Journal Employees' Stock Trust Agreement, May 15, 1937, as amended, filed herewith (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831))

        (23) Consent of Ernst & Young, LLP, Independent Auditors, filed herewith.

        (27)           Financial Data Schedule, filed herewith.

        (99.1)         Annual Report to Shareholders of Journal
                       Communications, Inc., on Form 10-K for the fiscal year ended December 31, 1995 (incorporated by reference to the Annual Report on Form 10-K of Journal
                       Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831))