Form 10-Q
period 1996-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1996-05-15
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending March 31, 1996

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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   Quarter Ended March 31, 1996            Commission file number 0-7832


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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended March 31, 1996       Commission file number 0-7832


                        Statement of Cash and Liabilities

                                                     03/31/96     12/31/95
                                                    (Unaudited)
   Assets:
     Cash in bank                                    $ 930,184     $ 100
                                                     ---------     -----
                                                     $ 930,184     $ 100
                                                     =========     =====
   Liabilities:

     Payable for uncompleted transactions
     between unitholders                             $ 930,084     $   -

     Note payable to Journal Communications, Inc.          100       100
                                                     ---------     -----
                                                     $ 930,184     $ 100
                                                     =========     =====

   Note: The Statement of Cash and Liabilities at December 31, 1995, has been derived from the audited financial statements at that date.

                       See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

   For Quarter Ended March 31, 1996     Commission file number 0-7832


                            Statement of Trust Income

                                              Three Months Ended
                                                    March 31
                                             1996              1995
                                          (Unaudited)       (Unaudited)
   Dividend on common stock
   of Journal Communications,
   Inc. held by the Trust                 $ 6,620,173       $ 5,666,952
                                          -----------       -----------
                                          $ 6,620,173       $ 5,666,952
                                          ===========       ===========
          Per Share                       $      0.55       $      0.45
                                          -----------       -----------
                                          $      0.55       $      0.45
                                          ===========       ===========
   Dividend to holder of
    units of beneficial
    interest                              $ 6,620,173       $ 5,666,952
                                          -----------       -----------
                                          $ 6,620,173       $ 5,666,952
                                          ===========       ===========
          Per Unit                        $      0.55       $      0.45
                                          -----------       -----------
                                          $      0.55       $      0.45
                                          ===========       ===========

                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

   For Quarter Ended March 31, 1996       Commission file number 0-7832

                          Notes to Financial Statements
                                   (Unaudited)

   1. The only business of Journal Employes' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. ("Company"), the issuance of Units of Beneficial Interest in such shares ("Units"), and in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officer/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of taxes and administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes.

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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

   For Quarter Ended  March 31, 1996         Commission file number 0-7832

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

   Income is based solely on dividends from Journal Communications, Inc.

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

   For Quarter Ended March 31, 1996      Commission file number 0-7832


                           Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     (27) - Financial Data Schedule

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          JOURNAL EMPLOYES' STOCK TRUST


   Date     May 15,  1996               By /s/ Robert A. Kahlor
                                        Robert A. Kahlor

   Date     May 15, 1996                By /s/ Christine A. Farnsworth
                                        Christine A. Farnsworth
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.           Description

     (27)            Financial Data Schedule