Form 10-Q
period 1996-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1996-08-14
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending June 30, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
      the past 90 days.  YES   X     NO

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     Quarter Ended June 30, 1996        Commission file number 0-7832

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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     For Quarter Ended June 30, 1996        Commission file number 0-7832

                        Statement of Cash and Liabilities

                                                     06/30/96   12/31/95
                                                  (Unaudited)
   Assets:

     Cash in bank                                  $1,538,579    $   100
                                                   ----------    -------
                                                   $1,538,579    $   100
                                                   ==========    =======
   Liabilities:

     Payable for uncompleted transactions
       between unitholders                         $1,538,479     $    0

     Note payable to Journal Communications, Inc.         100        100
                                                   ----------    -------
                                                   $1,538,579     $  100
                                                   ==========    =======

   Note: The Statement of Cash and Liabilities at December 31, 1995, has been derived from the audited financial statements at that date.


                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     For Quarter Ended June 30, 1996        Commission file number 0-7832

                                         Statement of Trust Income

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                  1996        1995         1996       1995
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
   Dividend on common stock
   of Journal Communications,
   Inc. held by the Trust     $ 6,156,215 $ 6,870,395  $12,776,388 $12,491,628
                              ----------- -----------  ----------- -----------
                              $ 6,156,215 $ 6,870,395  $12,776,388 $12,491,628
                              =========== ===========  =========== ===========

             Per Share           $   0.55    $   0.55     $   1.10    $   1.00
                                 --------    --------     --------    --------
                                 $   0.55    $   0.55     $   1.10    $   1.00
                                 ========    ========     ========    ========
   Dividend to holder of
    units of beneficial
    interest                  $ 6,156,215 $ 6,870,395  $12,776,388 $12,491,628
                              ----------- -----------  ----------- -----------
                              $ 6,156,215 $ 6,870,395  $12,776,388 $12,491,628
                              =========== ===========  =========== ===========

             Per Unit            $   0.55    $   0.55     $   1.10    $   1.00
                                 --------    --------     --------    --------
                                 $   0.55    $   0.55     $   1.10    $   1.00
                                 ========    ========     ========    ========


                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     For Quarter Ended June 30, 1996        Commission file number 0-7832

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

   2.     Common Stock of the Company

          Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to employees of the Company ("Employees"). Sales of Units by the Trust are made at the formula price determined in accordance with the Trust Agreement.

   3.     Unitholders' Sales of Units of Beneficial Interest

          Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees to other employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller.
          The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased by the Trust on June 30, as well as incomplete transactions between unitholders.

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     For Quarter Ended June 30, 1996        Commission file number 0-7832

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

   Income is based solely on dividends from Journal Communications, Inc.

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

     For Quarter Ended June 30, 1996        Commission file number 0-7832

                           Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JOURNAL EMPLOYES' STOCK TRUST

   Date August 13, 1996           By   /s/ Robert A. Kahlor
                                        Robert A. Kahlor


   Date August 13, 1996           By   /s/ Christine A. Farnsworth
                                        Christine A. Farnsworth
                                        (Principal Accounting Officer)