Form 10-Q
period 1996-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1996-11-13
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For Quarter Ending September 30, 1996


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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   Quarter Ended September 30, 1996             Commission file number 0-7832


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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended September 30, 1996   Commission file number 0-7832


                        Statement of Cash and Liabilities

                                                   09/30/96       12/31/95
                                                  (Unaudited)
   Assets:

    Cash in bank                                    $93,997          $100
                                                    -------          ----

                                                    $93,977          $100
                                                    =======          ====
   Liabilities:

    Payable for uncompleted transactions            $93,897          $  0

    Note payable to Journal Communications, Inc.        100           100
                                                    -------          ----

                                                    $93,997          $100
                                                    =======          ====

   Note: The Statement of Cash and Liabilities at December 31, 1995, has been derived from the audited financial statements at that date.


                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended September 30, 1996     Commission file number 0-7832


                                         Statement of Trust Income

                             Three Months Ended          Nine Months Ended
                                September 30               September 30
                             1996         1995          1996         1995
                          (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
   Dividend on common
   stock of Journal
   Communications, Inc.
   held by the Trust      $ 6,266,000  $ 6,592,736   $19,096,582  $19,084,364
                          -----------  -----------   -----------  -----------

                          $ 6,266,000  $ 6,592,736   $19,096,582  $19,084,364
                          ===========  ===========   ===========  ===========

        Per Share            $   0.55     $   0.55      $   1.65     $   1.55
                             --------     --------      --------     --------

                             $   0.55     $   0.55      $   1.65     $   1.55
                             ========     ========      ========     ========

   Dividend to holder
    of units of
    beneficial
    interest              $ 6,266,000  $ 6,592,736   $19,096,582  $19,084,364
                          -----------  -----------   -----------  -----------

                          $ 6,266,000  $ 6,592,736   $19,096,582  $19,084,364
                          ===========  ===========   ===========  ===========

        Per Unit             $   0.55     $   0.55      $   1.65     $   1.55
                             --------     --------      --------     --------

                             $   0.55     $   0.55      $   1.65     $   1.55
                             ========     ========      ========     ========


                        See notes to financial statements

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended September 30, 1996     Commission file number 0-7832


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

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST

   For Quarter Ended September 30, 1996    Commission file number 0-7832


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.

                                    FORM 10-Q

                          JOURNAL EMPLOYES' STOCK TRUST


   For Quarter Ended September 30, 1996   Commission file number 0-7832


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

             (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1996.


                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JOURNAL EMPLOYES' STOCK TRUST


   Date November  13, 1996            By  /s/ Robert A. Kahlor
                                              Robert A. Kahlor


   Date November 13, 1996             By /s/ Christine A. Farnsworth
                                             Christine A. Farnsworth
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

             Exhibit No.              Description

                 27               Financial Data Schedule