Form 10-K405
period 1996-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1997-03-31
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

   (X)       Annual Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934
              For the fiscal year ended December 31, 1996
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

   State the aggregate market value of the voting stock held by non-affiliates of Registrant: Not Applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 1997:

             Class                              Outstanding at March 19, 1997
        Units of beneficial interest                 12,312,333

   Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 1996, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 1997 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication on or about April 30, 1997.

                                     PART I
                                ITEM 1.  BUSINESS

   The Registrant is a trust created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (the "Trust Agreement"), by all the stockholders of The Journal Company (now known as Journal Communications, Inc.), a Wisconsin corporation (the "Company"), to promote stability and to enable its employees to acquire ownership and control of the Company.

   Under the Trust Agreement establishing the Registrant, stockholders of the Company and the Company itself deposited shares of the Company's stock in the trust and received in exchange trust units, which in turn have been sold to active employees of the Company and its subsidiaries. Each unit represents one share of the Company's common stock. Unitholders may sell their units to active employees designated by the President of the Company or the Company at the formula price ("Option Price") defined in the Trust Agreement and are required to do so when they die or terminate employment, except that (i) retired employees may retain a decreasing percentage of their units for ten years after retirement and (ii) employees who are terminated due to downsizing or divestiture may retain a decreasing percentage of their units for up to five (5) years. As of the date hereof, the Registrant holds 12,960,000 shares, or ninety percent (90%), of the outstanding common stock of the Company.

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

                           ITEM 3.  LEGAL PROCEEDINGS
                                      None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A special meeting of holders of units of the Registrant was held on October 30, 1996 for the purpose of considering a proposal to amend the Trust Agreement to change the Option Price. At the meeting, 6,252,585 votes were cast FOR the proposal, 53,515 votes were case AGAINST the proposal and there were 24,835 abstentions.


                                     PART II
            ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               SECURITY HOLDER MATTERS

   Reference is made to Item 5, "Market For Registrant's Common Stock and Related Stock Holder Matters," of the Annual Report of Journal
   Communications, Inc., on Form 10-K filed herewith as Exhibit 99.1, and incorporated by reference.

                        ITEM 6.  SELECTED FINANCIAL DATA

   Registrant incorporates herein by reference Item 6, "Selected Financial Data," of the Annual Report of Journal Communications, Inc., on Form 10-K filed herewith as Exhibit 99.1.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS


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

   Report of Ernst & Young LLP, Independent Auditors

   The Trustees of Journal
     Employees' Stock Trust



   We have audited the accompanying statement of assets and liabilities of Journal Employees' Stock Trust (the Trust) as of December 31, 1996, 1995 and 1994, and the related statements of Journal Communications Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Journal Employees' Stock Trust at December 31, 1996, 1995 and 1994, Journal Communications Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   February 3, 1997

                         JOURNAL EMPLOYEES' STOCK TRUST

                       STATEMENT OF ASSETS AND LIABILITIES

                        December 31, 1996, 1995 and 1994


                                      1996           1995           1994
   Assets:
     Cash in bank                  $     100      $    100       $      100
                                   =========      ========       ==========

   Liabilities:
     Note payable to Journal
      Communications, Inc.         $     100           100              100
                                   ---------      --------       ----------
                                   $     100      $    100       $      100
                                   =========      ========       ==========


                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                    STATEMENT OF JOURNAL COMMUNICATIONS INC.
                    COMMON STOCK HELD AND TRUST CERTIFICATES
                           OUTSTANDING (Notes 1 and 2)

                  Years ended December 31, 1996, 1995 and 1994


                                      1996           1995           1994
   Shares of Journal
    Communications Inc.
    common stock:
       Held at beginning and
      end of year                  12,960,000     12,960,000     12,960,000
                                   ==========     ==========     ==========

   Trust certificates evidencing
    Units of Beneficial Interest
    in Journal Communications Inc.
    common stock:
       Outstanding at beginning
       and end of year             12,960,000     12,960,000     12,960,000
                                   ==========     ==========     ==========




                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                            STATEMENT OF TRUST INCOME


                  Years ended December 31, 1996, 1995 and 1994


                                 1996           1995         1994
   Dividends on common stock
    of Journal Communications
    Inc. held by the Trust    $25,010,263    $25,729,448         $23,598,655
                               ==========     ==========          ==========
   Dividends to holders of
    Units of Beneficial
    Interest                  $25,010,263    $25,729,448         $23,598,655
                               ==========     ==========          ==========

   Dividends per share        $      2.20    $      2.10         $      1.90


                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                             STATEMENT OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994



                                  1996           1995          1994
   Sources of cash:
     Receipts from purchasers
      of Units of Beneficial
      Interest (Note 3)       $88,661,471    $62,411,465   $45,792,223

     Dividends received from
       Journal Communications
       Inc.                    25,010,263     25,729,448    23,598,655
                              -----------    -----------   -----------
                              113,671,734     88,140,913    69,390,878


   Uses of cash:
     Disbursements to sellers
      of Units of Beneficial
      Interest                (88,661,471)   (62,411,465)  (45,792,223)
     Dividends paid to holders
      of Units of Beneficial
      Interest                (25,010,263)   (25,729,448)  (23,598,655)
                               ----------     ----------    ----------
   Net increase (decrease)
    in cash                        --             --            --

   Cash at beginning of year          100            100           100
                               ----------     ----------    ----------
   Cash at end of year        $       100    $       100   $       100
                               ==========     ==========    ==========



                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


   l.     Organization

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

   3.     Unitholders' Sales of Units of Beneficial Interest

     Unitholders may sell all or a portion of their Units only to the active employees designed by the President of the Company or the Company at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price.



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


                                                 Position/Office
        Name           Age    Trustee Since     with the Company

     Robert A. Kahlor  (63)   May 28, 1986      Chairman of the Board & CEO
     Steven J. Smith   (46)   March 9, 1990     President & COO
     Douglas G. Kiel   (48)   March 7, 1995     Senior Vice President
     Paul M. Bonaiuto  (46)   February 1, 1996  Senior Vice President/CFO
     Richard A.
       Williams        (59)   January 14, 1997  Human Relations Manager

   All trustees, except for Mr. Williams, are directors of Journal Communications, Inc., and, except for Mr. Bonaiuto, have been employed by Journal Communications, Inc., in key management positions for at least the last five years. Mr. Kahlor has been Chairman of the Board of the Company since September 1992. Prior to that, he had been President of the Company. Mr. Smith has been President of the Company since September 1992. Prior to that he was Executive Vice President of the Company. Mr. Kiel has been a Senior Vice President of the Company and President of Journal Broadcast Group, Inc., a subsidiary of the Company, since June 1992. Prior to that, he had been a director of the Company and Executive Vice President of Journal Broadcast Group, Inc. Mr. Bonaiuto has been Chief Financial Officer of the Company since January 1996 and was elected a senior vice president in March 1996. Previously Mr. Bonaiuto had been a director and vice president of the Company and President of NorthStar Print Group, Inc., a subsidiary of the Company, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Company, from July 1992 to June 1994, and executive vice president of The Peterson Group, Wilmington, Delaware, a private equity investment firm. Mr. Williams has been Human Relations Manager for Journal Sentinel Inc. None of the trustees of the Registrant is a director or trustee of a publicly-owned, for-profit corporation.

                         ITEM 11. EXECUTIVE COMPENSATION

   The five trustees, all employees of Journal Communications, Inc., do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by Journal Communications, Inc., in such trustees' capacities as employees of Journal Communications, Inc., will be presented in the Proxy Statement of Journal Communications, Inc., to be filed as Exhibit 99.2 on or about April 30, 1997, and incorporated herein by reference.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

   Reference is made to Item 6, "Security Ownership of Certain Beneficial Owners and Management," of the Proxy Statement of Journal Communications, Inc., to be filed as Exhibit 99.2 on or about May 1, 1997, and incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                      None.

                                     PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K


   (a)  1.   Financial Statements and Schedules

             The financial statements listed below are filed as part of this annual report. All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                                                 Form 10-K

                Statement of Assets and Liabilities at
                 December 31, 1996, 1995 and 1994                     5

                Statement of Journal Communications, Inc.
                 Common Stock held and Trust Certificates
                 Outstanding for each of the three years in the
                 period ended December 31, 1996                       6

                Statement of Trust Income for each of the three
                 years in the period ended December 31, 1996          7

                Statement of Cash Flows for each of the three
                 years in the period ended December 31, 1996          8

                Notes to Financial Statements                         9

        2.   Financial Statement Schedules                           None

        3.   Exhibits

             The exhibits listed on the exhibit index are filed as part of this annual report.

   (b)       Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

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

                            JOURNAL EMPLOYEES' STOCK TRUST


                            By:  /s/ Robert A. Kahlor
                                 Robert A. Kahlor, Trustee

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST


   Date:  March 31, 1997         /s/ Robert A. Kahlor
                                 Robert A. Kahlor


   Date:  March 31, 1997
                                 Steven J. Smith


   Date:  March 31, 1997         /s/ Douglas G. Kiel
                                 Douglas G. Kiel


   Date:  March 31, 1997         /s/ Paul M. Bonaiuto
                                 Paul M. Bonaiuto


   Date:  March 31, 1997
                                 Richard A. Williams

                         JOURNAL EMPLOYEES' STOCK TRUST

                               INDEX TO EXHIBITS

   Exhibit No.              Description

      (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7831)).

      (3.2) By-Laws of Journal Communications, Inc. (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 (Commission File No. 0-7831)).

      (4.1) The Journal Employees' Stock Trust agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831)).

      (4.2) Further amendment to Stock Trust Agreement as approved by unitholders on October 30, 1996 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of the Journal Employees' Stock Trust included in the Trust's
                  Schedule 14A filed October 1, 1996 (Commission File No. 0-
                  7832))

      (23) Consent of Ernst & Young, LLP, Independent Auditors, filed herewith.

      (99.1) Annual Report of Journal Communications, Inc., on Form 10-K, filed herewith. (incorporated by reference to the Annual Report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 1996. (Commission file no. 0-
                  7831)).

      (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication on or about May 1, 1997.