Form 10-Q
period 1997-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1997-05-15
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending March 31, 1997



   Commission file number 0-7832



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

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST



   Quarter Ended March 31, 1997            Commission file number 0-7832



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

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST



   For Quarter Ended March 31, 1997             Commission file number 0-7832



                        Statement of Cash and Liabilities



                                          03/31/97            12/31/96
                                        (Unaudited)

   Assets:

     Cash in bank                       $ 587,748            $     100
                                         --------             --------
                                        $ 587,748            $     100
                                         ========             ========

   Liabilities:

     Payable for incomplete
      transactions (Note 3)             $ 587,648            $      -

     Note payable to Journal
      Communications, Inc.                    100                  100
                                         --------             --------
                                        $ 587,748            $     100
                                         ========             ========



   Note: The Statement of Cash and Liabilities at December 31, 1996, has been derived from the audited financial statements at that date.


                        See notes to financial statements

                                    FORM 10-Q


                         JOURNAL EMPLOYEES' STOCK TRUST


   For Quarter Ended March 31, 1997             Commission file number 0-7832


                            Statement of Trust Income


                                                  Three Months Ended
                                                       March 31
                                                  1997          1996
                                              (Unaudited)    (Unaudited)

   Dividend on common stock
   of Journal Communications
   Inc. held by the Trust                    $ 6,808,124   $ 6,620,173
                                               ---------     ---------
                                             $ 6,808,124   $ 6,620,173
                                               =========     =========
       Per Share                                  $ 0.55        $ 0.55
                                                   -----         -----
                                                  $ 0.55        $ 0.55
                                                   =====         =====


   Dividend to holder of
   units of beneficial
   interest                                  $ 6,808,124   $ 6,620,173
                                               ---------     ---------
                                             $ 6,808,124   $ 6,620,173
                                               =========     =========
               Per Unit                           $ 0.55   $      0.55
                                                   -----        ------
                                                  $ 0.55   $      0.55
                                                   =====        ======

                        See notes to financial statements

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST


   For Quarter Ended March 31, 1997             Commission file number 0-7832



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

   3.     Unitholders' Sales of Units of Beneficial Interest

          Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller. The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased by the Trust on March 31.

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST



   For Quarter Ended  March 31, 1997         Commission file number 0-7832



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST



   For Quarter Ended March 31, 1997             Commission file number 0-7832


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.



                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST




   Date     May 15,  1997                         By  /s/ Robert A. Kahlor
                                                      Robert A. Kahlor



   Date     May 15, 1997                          By  /s/ Richard A. Williams
                                                      Richard A. Williams
                                                      (Principal Accounting
                                                      Officer)

                                  EXHIBIT INDEX


   Exhibit No.          Description

    27             Financial Data Schedule