Form 10-Q
period 1997-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1997-08-13
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending  June  30, 1997      Commission file number    0-7832


                          JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


        WISCONSIN                                     39-6153189
    (State or other jurisdiction of             (I.R. S. Employer
     incorporation or organization)             Identification No.)


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

                                      INDEX
                                                                  Page No.

   Part I.   Financial Information (Unaudited)

             Statement of Cash and Liabilities                       2

             Statement of Trust Income                               3

             Notes to Financial Statement                            4

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations           5

   Part II.  Other Information                                       6

                        Statement of Cash and Liabilities

                                                    6/30/97      12/31/96
                                                  (Unaudited)
   Assets:

      Cash in bank                                $ 209,144        $100
                                                  ---------        ----

                                                  $ 209,144        $100
                                                  =========        ====
   Liabilities:

   Payable for uncompleted transactions
     due sellers                                  $ 209,044        $  0

   Note payable to Journal Communications Inc.          100         100
                                                  ---------        ----
                                                  $ 209,144        $100
                                                  =========        ====


   Note: The Statement of Cash and Liabilities at December 31, 1996, has been derived from the audited financial statements at that date.


                        See notes to financial statements

                            Statement of Trust Income


                            Three Months Ended         Six Months Ended
                                 June 30                  June 30
                            1997         1996         1997         1996
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

   Dividend on common
    stock of Journal
    Communications, Inc.
    held by the Trust     $6,694,091   $6,156,215  $13,502,215  $12,776,388
                          ----------   ----------  -----------  -----------
                          $6,694,091   $6,156,215  $13,502,215  $12,776,388
                          ==========   ==========  ===========  ===========

         Per Share             $0.55       $ 0.55        $1.10       $ 1.10
                               -----       ------        -----       ------
                               $0.55       $ 0.55        $1.10       $ 1.10
                               =====       ======        =====       ======
   Dividend to holder
    of units of
    beneficial interest   $6,694,091   $6,156,215  $13,502,215  $12,776,388
                          ----------   ----------  -----------  -----------
                          $6,694,091   $6,156,215  $13,502,215  $12,776,388
                          ==========   ==========  ===========  ===========

         Per Unit              $0.55       $ 0.55        $1.10       $ 1.10
                               -----       ------        -----       ------
                               $0.55       $ 0.55        $1.10       $ 1.10
                               =====       ======        =====       ======


                        See notes to financial statements

                          Notes to Financial Statements
                                   (Unaudited)

   1. The only business of Journal Employees' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. ("Company"), the issuance of Units of Beneficial Interest in such shares ("Units"), and in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of taxes and administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes.

   2.   Common Stock of the Company

        Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to employees of the Company ("Employees"). Sales of Units by the Trust are made at the formula price determined in accordance with the Trust Agreement.

   3.   Unitholders' Sales of Units of Beneficial Interest

        Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller. The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased from the Trust on June 30.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

   Income is based solely on dividends from Journal Communications, Inc.

                           Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL EMPLOYEES' STOCK TRUST


   Date  August 13, 1997              By /s/ Robert A. Kahlor
                                           Robert A. Kahlor


   Date  August 13, 1997              By /s/ Richard A. Williams
                                           Richard A. Williams
                                           (Principal Accounting Officer)

                              EXHIBIT INDEX

   Exhibit No.            Description

      27              Financial Data Schedule