Form 10-Q
period 1997-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1997-11-12
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending  September 30, 1997    Commission file number  0-7832



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



                                 (414) 224-2728
              (Registrant's telephone number, including area code)


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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



   Quarter Ended September 30, 1997             Commission file number 0-7832



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

                                FORM 10-Q
                     JOURNAL EMPLOYEES' STOCK TRUST



   For Quarter Ended September 30, 1997   Commission file number 0-7832



                        Statement of Cash and Liabilities

                                                  9/30/97       12/31/96
                                                (Unaudited)
    Assets:

      Cash in bank                                $ 169,298      $  100
                                                 ----------     -------
                                                  $ 169,298      $  100
                                                 ==========     =======
    Liabilites:

      Payable for uncompleted transactions
        due sellers                               $ 169,198      $    0

      Note payable to Journal
        Communications Inc.                             100         100
                                                 ----------     -------
                                                  $ 169,298        $100
                                                 ==========     =======


   Note: The Statement of Cash and Liabilities at December 31, 1996, has been derived from the audited financial statements at that date.

                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


   For Quarter Ended September 30, 1997   Commission file number 0-7832



                           Statement of Trust Income



                                                Three Months Ended                          Nine Months Ended
                                                   September 30                                September 30
                                             1997                  1996                  1997                   1996
                                         (Unaudited)            (Unaudited)           (Unaudited)            (Unaudited)
    Dividend on common stock
      of Journal Communications,
      Inc. held by the Trust             $ 6,726,254            $ 6,266,000           $20,228,469            $19,096,582
                                         -----------            -----------           -----------            -----------

                                         $ 6,726,254            $ 6,266,000           $20,228,469            $19,096,582
                                         ===========            ===========           ===========            ===========
         Per Share
                                               $0.55                 $0. 55                 $1.65                  $1.65
                                               -----                 ------                 -----                  -----
                                               $0.55                 $0. 55                 $1.65                  $1.65
                                               =====                 ======                 =====                  =====
    Dividend to holder of
     units of beneficial interest        $ 6,726,254            $ 6,266,000           $20,228,469            $19,096,582
                                         -----------            -----------           -----------            -----------
                                         $ 6,726,254            $ 6,266,000           $20,228,469            $19,096,582
                                         ===========            ===========           ===========            ===========

         Per Unit                              $0.55                  $0.55                 $1.65                 $1.65
                                               -----                  -----                 -----                 -----
                                               $0.55                  $0.55                 $1.65                 $1.65
                                               =====                  =====                 =====                 =====


                      See notes to financial statements

                               FORM 10-Q
                     JOURNAL EMPLOYEES' STOCK TRUST


   For Quarter Ended  September 30, 1997   Commission file number 0-7832


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

   3.   Unitholders' Sales of Units of Beneficial Interest

        Unitholders may sell all or a portion of their Units only to other Employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company, at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by employees are deposited with the Trust by the purchaser and remitted by the Trust to the seller. The payable for incomplete transactions in the statement of assets and liabilities represents amounts due sellers for Units purchased from the Trust on September 30.

                               FORM 10-Q
                     JOURNAL EMPLOYEES' STOCK TRUST


   For Quarter Ended September 30, 1997    Commission file number 0-7832



                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.

                                  FORM 10-Q
                       JOURNAL EMPLOYEES' STOCK TRUST



   For Quarter Ended  September 30, 1997   Commission file number 0-7832


                         Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1997.



                                 Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       JOURNAL EMPLOYEES' STOCK TRUST




      Date November 6, 1997              By   /s/ Robert A. Kahlor
                                              Robert A. Kahlor





      Date November  6, 1997             By   /s/ Richard A. Williams
                                              Richard A. Williams
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit No.                 Description

        27                       Financial Data Schedule