Form 10-K405
period 1997-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1998-03-31
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1997
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days. Yes    X    No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

   State the aggregate market value of the voting stock held by non-affiliates of Registrant: Not Applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 1998:

                  Class                    Outstanding at March 19, 1998
        Units of Beneficial Interest                12,773,607

   Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 1997, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 1997 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication on or about April 30, 1998.

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

   Under the Trust Agreement establishing the Registrant, stockholders of the Company and the Company itself deposited shares of the Company's stock in the Trust and received in exchange units of beneficial interest ("Units"), which in turn have been sold to active employees of the Company and its subsidiaries. Each Unit represents a beneficial interest in one share of the Company's common stock. When Unitholders sell all or a portion of their units, they must sell only through the corporate treasury to active employees designated by the President of the Company or the Company at the formula price ("Option Price") defined in the Trust Agreement.
   Unitholders are required to sell all of their Units when they die or terminate employment, except that (i) retired employees may retain a decreasing percentage of their Units for ten years after retirement and
   (ii) employees who are terminated due to downsizing or divestiture may retain a decreasing percentage of their Units for up to five (5) years. As of the date hereof, the Registrant holds 12,960,000 shares, or ninety percent (90%), of the outstanding common stock of the Company.

   The Registrant engages in no business other than the record holding of Company shares, the issuing of Units and, in limited instances, the voting of Company shares held by it. Most expenses of administering the Trust are borne by the Company.

   There are five trustees of the Registrant, all employees of the Company, none of whom receives any compensation in his capacity as trustee. The Registrant has no employees.

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

   Report of Ernst & Young LLP, Independent Auditors

   The Trustees of Journal
     Employees' Stock Trust


   We have audited the accompanying statement of assets and liabilities of Journal Employees' Stock Trust (the Trust) as of December 31, 1997, 1996 and 1995, and the related statements of Journal Communications, Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Journal Employees' Stock Trust at December 31, 1997, 1996 and 1995, Journal Communications Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 30, 1998

                         JOURNAL EMPLOYEES' STOCK TRUST

                       STATEMENT OF ASSETS AND LIABILITIES

                        December 31, 1997, 1996 and 1995

                                                    1997   1996  1995
   Assets:
      Cash in bank                                  $100   $100  $100
                                                    ----   ----  ----
   Liabilities:
     Note payable to Journal Communications, Inc.   $100   $100  $100
                                                    ----   ----  ----

                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                    STATEMENT OF JOURNAL COMMUNICATIONS, INC.
                    COMMON STOCK HELD AND TRUST CERTIFICATES
                           OUTSTANDING (Notes 1 and 2)

                  Years ended December 31, 1997, 1996 and 1995

                                             1997      1996        1995

   Shares of Journal Communications, Inc.
    common stock:
     Held at beginning and end of year    12,960,000 12,960,000 12,960,000
                                          ---------- ---------- ----------
   Trust certificates evidencing Units
    of Beneficial Interest in Journal
    Communications, Inc. common stock:
     Outstanding at beginning and
      end of year                         12,960,000 12,960,000 12,960,000
                                          ---------- ---------- ----------

                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                            STATEMENT OF TRUST INCOME

                  Years ended December 31, 1997, 1996 and 1995

                                           1997         1996        1995
   Dividends on common stock of
      Journal Communications, Inc.
      held by the Trust                $27,075,494  $25,010,263  $25,729,448
                                       -----------  -----------  -----------
   Dividends to holders of Units of
      Beneficial Interest              $27,075,494   $25,010,263 $25,729,448

   Dividends per share                 $      2.20   $      2.20 $      2.10


                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                             STATEMENT OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995

                                           1997         1996          1995

   Sources of cash:
      Receipts from purchasers of
         Units of Beneficial Interest
         (Note 3)                       $113,015,360 $ 88,661,471  $62,411,465

   Dividends received from
      Journal Communications, Inc.        27,075,494   25,010,263   25,729,448
                                        ------------  -----------  -----------
                                         140,090,854  113,671,734   88,140,913

   Uses of cash:
      Disbursements to sellers of
         Units of Beneficial Interest   (113,015,360) (88,661,471) (62,411,465)
      Dividends paid to holders of
         Units of Beneficial Interest    (27,075,494) (25,010,263) (25,729,448)
                                        ------------  -----------   ----------

   Net increase (decrease) in cash                --           --           --

   Cash at beginning of year                     100          100          100
                                        ------------  -----------   ----------

   Cash at end of year                  $        100  $       100   $      100

                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995


   1. Organization

   The only business of Journal Employees' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. (Company), the issuance of Units of Beneficial Interest in such shares (Units) and, in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid, in turn, to the unitholders of the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

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

   3. Unitholders' Sales of Units of Beneficial Interest

   Unitholders may sell all or a portion of their Units through the treasury only to eligible employees designated by the President of the Company or, under certain circumstances, to shareholders of the Company at the current formula price under the terms and conditions of the Trust Agreement. If the Units are not sold in this manner, the Units are freely transferable, subject to a five-year right of the Company to purchase the Units at any time at the formula price. Payments for Units sold by unitholders are deposited with the Trust by the purchaser and are remitted by the Trust to the seller.

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

                                                      Position/Office
            Name             Age  Trustee Since       with the Company

        Robert A. Kahlor    (64)  May 28, 1986        Chairman of the Board

        Steven J. Smith     (47)  March 9, 1990       President & CEO

        Douglas G. Kiel     (49)  March 7, 1995       Executive Vice President

        Paul M. Bonaiuto    (47)  February 1, 1996    Executive Vice
                                                      President/CFO

        Richard A. Williams (60)  January 14, 1997    Manager, Retirement
                                                      Benefits &
                                                      Assistant Secretary


   All trustees are directors of Journal Communications, Inc., and have been employed by Journal Communications, Inc., in key management positions for at least five years. Mr. Kahlor has been Chairman of the Board of the Company since September 1992. Prior to that, he had been President of the Company. Mr. Smith has been President of the Company since September 1992 and Chief Executive Officer (CEO) since March 3, 1998. Previously, he was Executive Vice President of the Company. Mr. Kiel has been an Executive Vice President of the Company since June 1997 and President of Journal Broadcast Group, Inc., a subsidiary of the Company, since June 1992. Prior to that, he had been a director and Senior Vice President of the Company and Executive Vice President of Journal Broadcast Group, Inc. Mr. Bonaiuto has been an Executive Vice President of the Company since June 1997 and Chief Financial Officer of the Company since January 1996. Previously, he had been elected a Senior Vice President in March 1996. Prior to that, Mr. Bonaiuto had been a director and Vice President of the Company and President of NorthStar Print Group, Inc., a subsidiary of the Company, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Company, from July 1992 to June 1994, and Executive Vice President of The Peterson Group, Wilmington, Delaware, a private equity investment firm. Mr. Williams was appointed Manager of Retirement Benefits in February 1997 and Assistant Secretary of the Company in June 1997. Previously he had been Human Relations Manager for Journal Sentinel Inc. None of the trustees of the Registrant is a director or trustee of a publicly-owned, for-profit corporation.

                         ITEM 11. EXECUTIVE COMPENSATION

   The five trustees, all employees of Journal Communications, Inc., do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by Journal Communications, Inc., in such trustees' capacities as employees of Journal Communications, Inc., will be presented in the Proxy Statement of Journal Communications, Inc., to be filed as Exhibit 99.2 on or about April 30, 1998, and incorporated herein by reference.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

   Reference is made to Item 6, "Security Ownership of Certain Beneficial Owners and Management," of the Proxy Statement of Journal Communications, Inc., to be filed as Exhibit 99.2 on or about April 30, 1998, and incorporated herein by reference.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.


                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

                                   ON FORM 8-K


   (a)  l.   Financial Statements and Schedules

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

   (b)       Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                         JOURNAL EMPLOYEES' STOCK TRUST



                         INDEX TO FINANCIAL STATEMENTS,

                          FINANCIAL STATEMENT SCHEDULES

                                  AND EXHIBITS

                                  (Item 14(a))



   1.   Financial StatementsForm 10-K

        Statement of Assets and Liabilities at
          December 31, 1997, 1996 and 1995                    5

        Statement of Journal Communications, Inc.
          Common Stock held and Trust Certificates
          Outstanding for each of the three years in the
          period ended December 31, 1997                      6

        Statement of Trust Income for each of the three
          years in the period ended December 31, 1997         7

        Statement of Cash Flows for each of the three
          years in the period ended December 31, 1997         8

        Notes to Financial Statements                         9


   2.   Financial Statement Schedule                          None



   3.   Exhibits


   (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7831).

   (3.2) By-Laws of Journal Communications, Inc. (incorporated by referenced to Exhibit 3.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 (Commission File No. 0-7831).

   (4) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831).

   (23) Consent of Ernst & Young, LLP, Independent Auditors, filed herewith.

   (27)      Financial Data Schedule

   (99.1) Annual Report to Shareholders of Journal Communications, Inc., on Form 10-K, filed herewith (incorporated by reference to the Annual Report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 1997. Commission file no. 0-7831).

   (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication on or about April 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, "hereunto duly authorized.



                            JOURNAL EMPLOYEES' STOCK TRUST


                            By: /s/ Robert A. Kahlor
                                 Robert A. Kahlor, Trustee

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST





                                 /s/ Robert A. Kahlor
   Date: 3/31/98                 Robert A. Kahlor



                                 /s/ Steven J. Smith
   Date: 3/31/98                 Steven J. Smith



                                 /s/ Douglas G. Kiel
   Date: 3/31/98                 Douglas G. Kiel



                                 /s/ Paul M. Bonaiuto
   Date: 3/31/98                 Paul M. Bonaiuto



                                 /s/ Richard A. Williams
   Date: 3/31/98                 Richard A. Williams

                                  EXHIBIT INDEX

   Exhibit
     No.     Description

   (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7831).

   (3.2) By-Laws of Journal Communications, Inc. (incorporated by referenced to Exhibit 3.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 (Commission File No. 0-7831).

   (4) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831).

   (23) Consent of Ernst & Young, LLP, Independent Auditors, filed herewith.

   (27)      Financial Data Schedule

   (99.1) Annual Report to Shareholders of Journal Communications, Inc., on Form 10-K, filed herewith (incorporated by reference to the Annual Report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 1997. Commission file no. 0-7831).

   (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication on or about April 30, 1998.