Form 10-Q
period 1998-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1998-05-14
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


        For Quarter Ending March 31, 1998  Commission File Number 0-7832



                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


                 WISCONSIN                          39-6153189
        (State or other jurisdiction              (IRS Employer
        of incorporation or organization)       Identification No.)


   P. O. Box 661     333 W. State Street       Milwaukee, Wisconsin 53201
   (Address of principal executive offices)          (Zip Code)


                                  414-224-2728
              (Registrant's telephone number, including area code)


   _________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X         NO

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

        For Quarter Ended March 31, 1998   Commission File Number 0-7832


                                      INDEX
                                                          Page No.

   Part I    Financial Information (Unaudited)

             Statement of Cash and Liabilities                 2

             Statement of Trust Income                         3

             Statement of Cash Flows                           4

             Notes to Financial Statements                     5

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations     6

   Part II   Other Information                                 7

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

        For Quarter Ended March 31, 1998   Commission File Number 0-7832


                        Statement of Cash and Liabilities

                                                3-31-98        12-31-97
                                              (Unaudited)
   Assets:

        Cash in bank                             $   0          $  100
                                                 -----          ------
                                                 $   0          $  100
                                                 =====          ======
   Liabilities:

        Note payable to Journal Communications
        Inc.                                     $   0          $  100
                                                 -----          ------
                                                 $   0          $  100
                                                 =====          ======

   Note: The Statement of Cash and Liabilities at December 31, 1997 has been derived from the audited financial statements at that date.


                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

        For Quarter Ended March 31, 1998   Commission File Number 0-7832


                            Statement of Trust Income

                                             Three Months Ended
                                          3-31-98          3-31-97
                                        (Unaudited)      (Unaudited)

   Dividend on common stock of
      Journal Communications, Inc.
      Held by the Trust                  $7,051,634       $6,808,124
                                         ----------       ----------
                                         $7,051,634       $6,808,124
                                         ==========       ==========

        Per share                             $0.55            $0.55
                                              -----            -----
                                              $0.55            $0.55
                                              =====            =====

   Dividend to holder of units of
      beneficial interest                $7,051,634       $6,808,124
                                         ----------       ----------
                                         $7,051,634       $6,808,124
                                         ==========       ==========

        Per unit                              $0.55            $0.55
                                              -----            -----
                                              $0.55            $0.55
                                              =====            =====

                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

        For Quarter Ended March 31, 1998      Commission File Number 0-7832


                             Statement of Cash Flows

                                               Three Months Ended
                                            03-31-98        03-31-97
                                           (Unaudited)     (Unaudited)
   Sources of cash:
      Receipts from purchasers of Units
       of Beneficial Interest (Note 3)     $62,908,301     $50,216,883

      Dividends received from
       Journal Communications Inc.         $ 7,051,634     $ 6,808,124
                                           -----------     -----------
                                           $69,959,935     $57,025,007
   Uses of cash:
      Disbursements to sellers of
       Units of Beneficial Interest        (62,908,301)    (49,629,235)

      Dividends paid to holders of
       Units of Beneficial Interest        ( 7,051,634)    ( 6,808,124)

      Reduction of note payable to
       Journal Communications, Inc.        (       100)              0
                                           -----------     -----------

   Net increase (decrease) in cash         (       100)        587,648

   Cash at beginning of year                       100             100
                                           -----------     -----------

   Cash at March 31                        $         0     $   587,748
                                           ===========     ===========


                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

        For Quarter Ended March 31, 1998Commission File Number 0-7832


                          Notes to Financial Statements
                                   (Unaudited)

   1)   Organization

        The only business of Journal Employees' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. (Company), the issuance of Units of Beneficial Interest in such shares (Units), and in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

   2)   Common Stock of the Company

        Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to employees of the Company (Employees). Sales of Units by the Trust are made at the formula price determined in accordance with the Trust Agreement.

   3)   Unitholders' Sales of Units of Beneficial Interest

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


                           Part II   Other Information

   Item 6   Exhibits and Reports on Form 8-K

   (b)  Reports on Form 8-K   There were no reports on Form 8-C filed
        for the three months ended March 31, 1998.

   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        JOURNAL EMPLOYEES' STOCK TRUST


   By:  /s/ Steven J. Smith                      Date: May 14, 1998
            Steven J. Smith
            Trustee


   By: /s/ Richard A. Williams                   Date: May 14, 1998
           Richard A. Williams
           Trustee