Form 10-Q
period 1998-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1998-08-10
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending June 30, 1998             Commission file number 0-7832


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


             WISCONSIN                               39-6153189
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)


   P.O. Box 661,    333 W. State St.            Milwaukee, Wisconsin 53201
   (Address of principal executive offices)          (Zip Code)


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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

   Quarter Ended June 30, 1998                Commission file number 0-7832

                                      INDEX

                                                            Page No.

   Part I.   Financial Information (Unaudited)

             Statement of Cash and Liabilities                 1

             Statement of Trust Income                         2

             State of Cash Flow                                3

             Notes to Financial Statements                     4

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations     5

   Part II.  Other Information                                 6

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


   Quarter Ended June 30, 1998               Commission file number 0-7832

                        Statement of Cash and Liabilities


                                                      6/30/98      12/31/97
                                                     (Unaudited)
   Assets:

        Cash in bank                                 $     0       $   100
                                                     -------       -------
                                                     $     0       $   100
                                                     =======       =======
   Liabilities:

        Note payable to Journal Communications Inc.  $     0       $   100
                                                     -------       -------
                                                     $     0       $   100
                                                     =======       =======

   Note: The Statement of Cash and Liabilities at December 31, 1997 has been derived from the audited financial statements at that date.

                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

   Quarter Ended June 30, 1998                Commission file number 0-7832

                            Statement of Trust Income

                              Three Months Ended       Six Months Ended
                             06/30/98    06/30/97    06/30/98    06/30/97
                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)
   Dividend on common
    stock of Journal
    Communications, Inc.
    Held by the Trust      $6,987,889   $6,694,091  $14,039,523  $13,502,215
                           ----------   ----------  -----------  -----------
                           $6,987,889   $6,694,091  $14,039,523  $13,502,215
                           ----------   ----------  -----------  -----------

   Per share               $     0.55   $     0.55  $      1.10  $      1.10
                           ----------   ----------  -----------  -----------
                           $     0.55   $     0.55  $      1.10  $      1.10
                           ----------   ----------  -----------  -----------
   Dividend to holder
     of units of
    Beneficial interest    $6,987,889   $6,694,091  $14,039,523  $13,502,215
                           ----------   ----------  -----------  -----------
                           $6,987,889   $6,694,091  $14,039,523  $13,502,215
                           ----------   ----------  -----------  -----------

     Per unit              $     0.55   $     0.55  $      1.10  $      1.10
                           ----------   ----------  -----------  -----------
                           $     0.55   $     0.55  $      1.10  $      1.10
                           ----------   ----------  -----------  -----------


                        See notes to financial statement

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

   Quarter Ended June 30, 1998                Commission file number 0-7832


                             Statement of Cash Flows

                                                Six Months Ended
                                            06/30/98        06/30/97
                                           (Unaudited)     (Unaudited)

   Sources of cash:
     Receipts from purchasers of Units
     Of Beneficial Interest (Note 3)       $103,070,103   $ 79,875,573

     Dividends received from
     Journal Communications                  14,039,523     13,502,215
                                           ------------   ------------
                                            117,109,626     93,377,788
   Uses of cash:
     Disbursement to sellers of
     Units of Beneficial Interest          (103,070,103)  ( 79,666,529)

     Dividends paid to holders of
     Units of Beneficial Interest          ( 14,039,523)  ( 13,502,215)

     Reduction of note payable to
     Journal Communications, Inc.          (        100)             0
                                           ------------   ------------

   Net increase (decrease) in cash         (        100)       209,044

   Cash at beginning of year                        100            100
                                           ------------   ------------

   Cash at June 30                         $          0   $    209,144
                                           ------------   ------------


                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

   Quarter Ended June 30, 1998                Commission file number 0-7832

                          Notes to Financial Statements
                                   (Unaudited)

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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST

   Quarter Ended June 30, 1998               Commission file number 0-7832


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   Income is based solely on dividends from Journal Communications, Inc.



                           Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1998.

   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         JOURNAL EMPLOYEES' STOCK TRUST

   Date: August 5, 1998               By:  /s/ Steven J. Smith
                                           Steven J. Smith
                                           Trustee

   Date: August 5, 1998               By:  /s/ Richard A. Williams
                                           Richard A. Williams
                                           Trustee