Form 10-Q
period 1998-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1998-11-16
CIK 54058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending September 30, 1998              Commission file number 0-7832
                   ------------------                                     ------



                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


             WISCONSIN                                    39-6153189
 (State or other jurisdiction of           (I.R. S. Employer Identification No.)
   incorporation or organization)


P.O. Box 661,     333 W. State St.                   Milwaukee, Wisconsin 5320l
(Address of principal executive offices)                    (Zip Code)



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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 1998                  Commission file number 0-7832
              ------------------                                         ------



                                      INDEX


                                                                       Page No.

Part I.       Financial Information (Unaudited)


              Statement of Cash and Liabilities                             1


              Statement of Trust Income                                     2


              Statement of Cash Flows                                       3


              Notes to Financial Statements                                 4


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 5


Part II.      Other Information                                             6

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended September 30, 1998               Commission file number 0-7832
                  ------------------                                      ------



                        Statement of Cash and Liabilities



                                           9/30/98                     12/31/97
                                          ----------                   --------
                                          (Unaudited)

Assets:

         Cash in bank                    $          0                 $     100
                                         ------------                 ----------


                                         $          0                 $     100
                                         ============                 ==========



Liabilities:

         Note payable to Journal
           Communications Inc.           $         0                 $     100
                                          -----------                 ----------


                                         $         0                 $     100
                                          ===========                 ==========




          Note: The Statement of Cash and Liabilities at December 31, 1997 has been derived from the audited financial statements at that date.



                        See notes to financial statements

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended September 30, 1998               Commission file number 0-7832
                  -------------------                                     ------

                            Statement of Trust Income
                            -------------------------

                                           Three Months Ended                    Nine Months Ended

                                           09/30/98        09/30/97         09/30/98       09/30/97
                                         (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

 Dividend on common stock of

    Journal Communications, Inc.
    Held by the Trust                     $6,922,987      $6,726,254      $20,962,510     $20,228,469
                                          ----------      ----------      -----------     -----------


                                          $6,922,987      $6,726,254      $20,962,510     $20,228,469
                                          ==========      ==========      ===========     ===========



      Per share                        $        0.55   $        0.55     $       1.65    $       1.65
                                       -------------   -------------     ------------   -------------

                                       $        0.55   $        0.55     $       1.65    $       1.65
                                       =============   =============     ============    ============

 Dividend to holder of units of           $6,922,987      $6,726,254      $20,962,510     $20,228,469
                                          ----------      ----------      -----------     -----------
      Beneficial interest

                                          $6,922,987      $6,726,254      $20,962,510     $20,228,469
                                          ==========      ==========      ===========     ===========



      Per unit                           $      0.55     $      0.55       $     1.65    $       1.65
                                         -----------     -----------       ----------       ---------

                                         $      0.55     $      0.55       $     1.65    $       1.65
                                         ===========     ===========       ==========       =========


                                     See notes to financial statement

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended September 30, 1998               Commission file number 0-7832
                  -------------------                                     ------


                            Statement of Cash Flows
                            -----------------------


                                                     Nine Months Ended
                                                     -----------------
                                              09/30/98               09/30/97
                                              --------               --------
                                            (Unaudited)           (Unaudited)

Sources of cash:
  Receipts from purchasers of Units
  Of Beneficial Interest (Note 3)         $121,258,890             $ 96,780,783



  Dividends received from

  Journal Communications                    20,962,510               20,228,469



                                           142,221,400              117,009,252

Uses of cash:
  Disbursement to sellers of
  Units of Beneficial Interest            (121,258,890)            ( 96,780,783)

     Dividends paid to holders of
     Units of Beneficial Interest         ( 20,962,510)            ( 20,228,469)

     Reduction of note payable to
     Journal Communications, Inc.         (        100)                       0
                                          -------------             ------------


Net increase (decrease) in cash           (        100)                       0

Cash at beginning of year                          100                      100
                                          -------------              -----------

Cash at September 30                      $          0               $      100
                                          -------------              -----------

                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended September 30, 1998               Commission file number 0-7832
                  ------------------                                      ------

                          Notes to Financial Statements
                                   (Unaudited)

l.   Organization
     ------------
     The only business of Journal Employees' Stock Trust (Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. ("Company"), the issuance of Units of Beneficial Interest in such shares ("Units"), and in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officer/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2.   Common Stock of the Company
     ---------------------------

     Upon deposit by the Company of shares of common stock, the Trust issues a like number of Units and the Company offers such Units to employees of the Company ("Employees"). Sales of Units by the Trust are made at the formula price determined in accordance with the Trust Agreement.

3.   Unitholders' Sales of Units of Beneficial Interest
     --------------------------------------------------

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

                                    FORM 10-Q

                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ended September 30, 1998               Commission file number 0-7832
                  ------------------                                      ------



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Income is based solely on dividends from Journal Communications, Inc.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ended September 30, 1998               Commission file number 0-7832
                  ------------------                                      ------


                           Part II. Other Information
                           --------------------------

Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1998.



Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         JOURNAL EMPLOYEES' STOCK TRUST




Date:     November 9, 1998                           By: /S/Steven Smith
                                                            Steven J. Smith
                                                            Trustee



Date:     November 9, 1998                           By:  /S/Richard A. Williams
                                                             Richard A. Williams
                                                             Trustee