Form 10-K405
period 1998-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1999-04-01
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
     Commission File Number: 0-7832

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

State the aggregate market value of the voting stock held by non-affiliates of Registrant: Not Applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 1999:

                   Class                    Outstanding at March 19, 1999
         Units of Beneficial Interest                24,552,705

Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications Inc. on Form 10-K for the year ended December 31, 1998, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications Inc., for the 1999 Annual Meeting of Journal Communications Inc., to be filed as Exhibit 99.2 upon its publication on or about April 30, 1999.

                                     PART I
                                ITEM 1. BUSINESS

The Registrant is a trust created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (the "Trust Agreement"), by all the stockholders of The Journal Company (now known as Journal Communications Inc.), a Wisconsin corporation (the "Company"), to promote stability and to enable its employees to acquire ownership and control of the Company.

Under the Trust Agreement establishing the Registrant, stockholders of the Company and the Company itself deposited shares of the Company's stock in the Trust and received in exchange units of beneficial interest ("Units"), which in turn have been sold to active employees of the Company and its subsidiaries. Each Unit represents a beneficial interest in one share of the Company's common stock. When Unitholders sell all or a portion of their units, they must sell only through the corporate treasury to active employees designated by the President of the Company or the Company at the formula price ("Option Price") defined in the Trust Agreement. Unitholders are required to sell all of their Units when they die or terminate employment, except that (i) retired employees may retain a decreasing percentage of their Units for ten years after retirement and (ii) employees who are terminated due to downsizing or divestiture may retain a decreasing percentage of their Units for up to five (5) years. As of the date hereof, the Registrant holds 25,920,000 shares, or ninety percent (90%), of the outstanding common stock of the Company.

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

For a further discussion of the Trust's operation and Unit ownership, see Item 5, "Market for Registrant's Common Stock and Related Stock Holder Matters," and
Item 12, "Security Ownership of Certain Beneficial Owners and Management," in the Annual Report of Journal Communications Inc. on Form 10-K, filed herewith as
Exhibit 99.1 and incorporated herein by reference.

                               ITEM 2. PROPERTIES

The Registrant owns no physical properties. Its records are kept and its administrative functions are performed in the offices of Journal Communications Inc., in Milwaukee, Wisconsin.

                            ITEM 3. LEGAL PROCEEDINGS
                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                             SECURITY HOLDER MATTERS

Reference is made to Item 5, "Market For Registrant's Common Stock and Related Stock Holder Matters," of the Annual Report of Journal Communications Inc., on Form 10-K filed herewith as Exhibit 99.1, and incorporated by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Registrant incorporates herein by reference Item 6, "Selected Financial Data," of the Annual Report of Journal Communications Inc., on Form 10-K filed herewith as Exhibit 99.1.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Registrant incorporates herein by reference Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Annual Report of Journal Communications Inc., on Form 10-K filed herewith as Exhibit 99.1.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                      None.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

The Financial Statements With Report of Independent Public Auditors are presented on the pages immediately following.

Report of Ernst & Young LLP, Independent Auditors


The Trustees of Journal
      Employees' Stock Trust


We have audited the accompanying statement of assets and liabilities of Journal Employees' Stock Trust (the Trust) as of December 31, 1998, 1997, and 1996, and the related statements of Journal Communications Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Journal Employees' Stock Trust at December 31, 1998, 1997 and 1996, Journal Communications Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


Milwaukee, Wisconsin
January 29, 1999

                         JOURNAL EMPLOYEES' STOCK TRUST

                       STATEMENT OF ASSETS AND LIABILITIES

                        December 31, 1998, 1997 and 1996


                                                   1998    1997    1996
                                                   ----    ----    ----

Assets:
    Cash in bank                                   $  0    $100    $100
                                                   ====    ====    ====

Liabilities:
    Note payable to Journal Communications Inc.    $  0    $100    $100
                                                   ====    ====    ====




                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                    STATEMENT OF JOURNAL COMMUNICATIONS INC.
                    COMMON STOCK HELD AND TRUST CERTIFICATES
                                   OUTSTANDING

                  Years ended December 31, 1998, 1997 and 1996

                                                 1998        1997        1996
                                              ----------  ----------  ----------


Shares of Journal Communications Inc.
   common stock:
    Held at beginning and end of year         25,920,000  25,920,000  25,920,000
                                              ==========  ==========  ==========
Trust certificates evidencing Units
   of Beneficial Interest in Journal
   Communications Inc. common stock:
    Outstanding at beginning and end of year  25,920,000  25,920,000  25,920,000
                                              ==========  ==========  ==========




                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                            STATEMENT OF TRUST INCOME

                  Years ended December 31, 1998, 1997 and 1996


                                             1998         1997         1996
                                          -----------  -----------  -----------
Dividends on common stock of
 Journal Communications Inc.
 held by the Trust                        $27,887,406  $27,075,494  $25,010,263
                                          ===========  ===========  ===========

Dividends to holders of Units of
 Beneficial Interest                      $27,887,406  $27,075,494  $25,010,263
                                          ===========  ===========  ===========

Dividends per share                             $1.10        $1.10        $1.10




                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                             STATEMENT OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996


                                          1998           1997          1996
                                      ------------   ------------  ------------
Sources of cash:
     Receipts from purchasers of
      Units of Beneficial Interest    $142,497,943   $113,015,360  $ 88,661,471

     Dividends received from
      Journal Communications Inc.       27,887,406     27,075,494    25,010,263
                                      ------------   ------------  ------------
                                       170,385,349    140,090,854   113,671,734

Uses of cash:
     Disbursements to sellers of
      Units of Beneficial Interest    (142,498,043)  (113,015,360)  (88,661,471)

     Dividends paid to holders of
      Units of Beneficial Interest     (27,887,406)   (27,075,494)  (25,010,263)
                                      ------------   ------------  ------------

Net increase (decrease) in cash               (100)           ---           ---

Cash at beginning of year                      100            100           100
                                      ------------   ------------  ------------

Cash at end of year                   $          0   $        100  $        100
                                      ============   ============  ============



                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1.  Organization
    ------------
The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications Inc. (the Company), the issuance of Units of Beneficial Interest in such shares (Units) and, in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

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

4.  Journal  Communications'  Stock  Split
    --------------------------------------
On December 1, 1998, the Board of Directors of the Company approved an increase, effective January 5, 1999, in authorized common stock from 14,400,000 to 28,800,000 shares, reduced the par value from $.25 to $.125 per share and approved a two-for-one common stock split. Because each share of stock is equal to one unit of beneficial interest in the Trust, the stock split has resulted in a two-for-one split of the units in the Trust. The total value of the units in the Trust, however, remains the same. All references to shares, units, per-share and per-unit amounts elsewhere in the financial statements have been restated to reflect this stock split.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following list shows the names and ages of Registrant's trustees and the year in which each became a trustee. It also shows the positions held by each trustee with Journal Communications Inc.
                                                  Position/Office
        Name            Age   Trustee Since       with the Company
        ----            ---   -------------       ----------------
    Steven J. Smith     (48)  March 9, 1990       Chairman & CEO
    Douglas G. Kiel     (50)  March 7, 1995       President
    Paul M. Bonaiuto    (48)  February 1, 1996    Executive Vice President/CFO
    Richard A. Williams (61)  January 14, 1997    Manager, Retirement Benefits &
                                                  Assistant Secretary
    Keith K. Spore      (56)  January 7, 1999     Senior Vice President

All trustees are directors of Journal Communications Inc., and have been employed by Journal Communications Inc., in key management positions for at least five years. Mr. Smith has been Chairman of the Board of the Company since December 1, 1998, and Chief Executive Officer since March 3, 1998. Previously, he had been President since September 1992. Mr. Kiel has been President of the Company since December 1, 1998. Previously, he had been Executive Vice President of the Company since June 1997 and President of Journal Broadcast Group, Inc., a wholly-owned subsidiary of the Company, since June 1992. Mr. Bonaiuto has been an Executive Vice President of the Company since June 1997 and Chief Financial Officer of the Company since January 1996. Previously, he had been elected a Senior Vice President in March 1996. Prior to that, Mr. Bonaiuto had been a director and Vice President of the Company and President of NorthStar Print Group, Inc., a subsidiary of the Company, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Company, from July 1992 to June 1994, and Executive Vice
President of The Peterson Group, Wilmington, Delaware, a private equity investment firm. Mr. Williams was appointed Manager of Retirement Benefits in February 1997 and Assistant Secretary of the Company in June 1997. Previously he had been Human Relations Manager for Journal Sentinel Inc. None of the trustees of the Registrant is a director or trustee of a publicly-owned, for-profit corporation. Mr. Spore has been Senior Vice President of the Company since September 1995 and President of Journal Sentinel Inc., a wholly-owned subsidiary, since July 1995 and Publisher of the Milwaukee Journal Sentinel since June 1996. Previously, he was Editorial Page Editor of the Milwaukee Journal Sentinel.

                         ITEM 11. EXECUTIVE COMPENSATION

The five trustees, all employees of Journal Communications Inc., do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by Journal Communications Inc., in such trustees' capacities as employees of Journal Communications Inc., will be presented in the Proxy Statement of Journal Communications Inc., to be filed as Exhibit 99.2 on or about April 30, 1999, and incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to Item 6, "Security Ownership of Certain Beneficial Owners and Management," of the Proxy Statement of Journal Communications Inc., to be filed as Exhibit 99.2 on or about April 30, 1999, and incorporated herein by reference.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 14(a))

1.       Financial Statements                                  Form 10-K

         Statement of Assets and Liabilities at
            December 31, 1998, 1997 and 1996                       5

         Statement of Journal Communications Inc.
            Common Stock Held and Trust Certificates
            Outstanding for each of the three years in the
            period ended December 31, 1998                         6

         Statement of Trust Income for each of the three
            years in the period ended December 31, 1998            7

         Statement of Cash Flows for each of the three
            years in the period ended December 31, 1998            8

         Notes to Financial Statements                             9

2.       Financial Statement Schedule                            None

3.       Exhibits

         (3.1) Articles of Association of Journal Communications Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 [Commission File No. 0-7831]).

         (3.2) By-Laws of Journal Communications Inc. (incorporated by referenced to Exhibit 3.1 to Journal Communications Inc.'s Current Report on Form 8-K dated March 5, 1996 [Commission File No. 0-7831]).

         (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 to the Annual Report on Form 10-K of Journal Communications Inc. for the fiscal year ended December 31, 1995 [Commission File No. 0-7831]).

         (4.2) Further amendment to Stock Trust Agreement as approved by unitholders on October 30, 1996 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of the Journal Employees' Stock Trust included in the Trust's Schedule 14A filed October 1, 1996 [Commission File No. 0-7832]).

         (23) Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

         (27)     Financial Data Schedule, filed herewith

         (99.1) Annual Report to Shareholders of Journal Communications Inc., on Form 10-K, filed herewith (incorporated by reference to the Annual Report on Form 10-K of Journal Communications Inc. for the year ended December 31, 1998 [Commission File No. 0-7831]).

         (99.2) Proxy Statement of Journal Communications Inc., to be filed upon its publication on or about April 30, 1999.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                  JOURNAL EMPLOYEES' STOCK TRUST


                                  By: /s/ Steven J. Smith
                                      Steven J. Smith, Trustee


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST


Date: 3/31/99                      /s/ Steven J. Smith
                                       -----------------------------
                                       Steven J. Smith


Date: 3/31/99                      /s/ Douglas G. Kiel
                                       -----------------------------
                                       Douglas G. Kiel


Date: 3/31/99                      /s/ Paul M. Bonaiuto
                                       -----------------------------
                                       Paul M. Bonaiuto


Date: 3/31/99                      /s/ Richard A. Williams
                                       -----------------------------
                                       Richard A. Williams


Date: 3/31/99                      /s/ Keith K. Spore
                                       -----------------------------
                                       Keith K. Spore