Form 10-Q
period 1999-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 1999-05-12
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


                  WISCONSIN                              39-6153189
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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)



                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.       Financial Information

              Item 1.   Financial Statements (Unaudited)


                        Statement of Cash and Liabilities                   3


                        Statement of Trust Income                           4


                        Statement of Cash Flow                              5


                        Notes to Financial Statements                       6


              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of  Operations      7

              Item 3.   Quantitative and Qualitative Disclosure
                        of Market Risk                                      7

Part II.      Other Information


              Item 6.   Exhibits and Reports on Form 8-K                    8

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)



                Part 1, Item 1. Financial Information (Unaudited)
                        Statement of Cash and Liabilities



                                                       3/31/99        12/31/98
                                                       -------        --------
                                                    (Unaudited)

Assets:

    Cash in bank                                     $       0        $       0
                                                     ---------        ---------

                                                     $       0        $       0
                                                     =========        =========



Liabilities:

    Note payable to Journal Communications, Inc.     $       0        $       0
                                                     ---------        ---------

                                                     $       0        $       0
                                                     =========        =========


Note: The Statement of Cash and Liabilities at December 31, 1998, has been derived from the audited financial statements at that date.




                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)



                            Statement of Trust Income
                            -------------------------

                                                        Three Months Ended
                                                        ------------------
                                                   3/31/99             3/31/98
                                                   -------             -------
                                                 (Unaudited)         (Unaudited)

Dividends on common stock
   of Journal Communications, Inc.
   held by the Trust                             $ 6,921,514        $ 7,051,634
                                                 -----------        -----------

                                                 $ 6,921,514        $ 7,051,634
                                                 ===========        ===========



       Per Share                                 $      0.28        $     0.275
                                                 -----------        -----------

                                                 $      0.28        $     0.275
                                                 ===========        ===========


Dividends to holders of Units of
   Beneficial Interest                           $ 6,921,514        $ 7,051,634
                                                 -----------        -----------

                                                 $ 6,921,514        $ 7,051,634
                                                 ===========        ===========


       Per Unit                                  $      0.28        $     0.275
                                                 -----------        -----------

                                                 $      0.28        $     0.275
                                                 ===========        ===========


                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)


                             Statement of Cash Flow
                             ----------------------

                                                      Three Months Ended
                                                      ------------------
                                                 3/31/99              3/31/98
                                                 -------              -------
                                               (Unaudited)          (Unaudited)

Source of cash:
     Receipts from purchasers of Units
     of Beneficial Interest (Note 3)           $ 29,515,975        $ 65,901,908

     Dividends received from
     Journal Communications, Inc.                 6,921,514           7,051,634
                                               ------------        ------------

                                                 36,437,489          72,953,542


Uses of cash:
     Disbursements to sellers of
     Units of Beneficial Interest               (29,515,975)        (65,901,908)

     Dividends paid to holders of
     Units of Beneficial Interest                (6,921,514)       (  7,051,634)

     Reduction of note payable to
     Journal Communications, Inc.                         0        (        100)
                                               ------------        ------------


Net decrease in cash                                      0        (        100)

Cash at beginning of year                                 0                 100
                                               ------------        ------------

Cash at March 31                               $          0        $          0
                                               ============        ============


                        See notes to financial statements

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)



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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)




                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Income is based solely on dividends from Journal Communications, Inc.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk


None.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



For Quarter Ending March 31, 1999                Commission file number   0-7832
    (3 Accounting Periods)



                           Part II. Other Information


Item 6 - Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST
                         ------------------------------



Date:    May 11, 1999                  By:   /s/Steven J. Smith
                                             Steven J. Smith
                                             Trustee





Date:    May 11, 1999                  By:   /s/Richard A. Williams
                                             Richard A. Williams
                                             Trustee