Form 10-Q
period 1999-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1999-08-05
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending June 30, 1999           Commission file number   0-7832
         (6 Accounting Periods)


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                        39-6153189
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended June 30, 1999                        Commission file number 0-7832



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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 1999                    Commission file number 0-7832


                Part 1, Item 1. Financial Information (Unaudited)
                        Statement of Cash and Liabilities



                                                    6/30/99          12/31/98
                                                 (Unaudited)

Assets:

   Cash in bank                                  $           0    $           0
                                                 -------------    -------------


                                                 $           0    $           0
                                                 =============    =============



Liabilities:

  Note payable to Journal Communications, Inc.   $           0    $           0
                                                 -------------    -------------



                                                 $           0    $           0
                                                 ==============   =============





Note: The Statement of Cash and Liabilities at December 31, 1998, has been derived from the audited financial statements at that date.




                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 1999                    Commission file number 0-7832



                            Statement of Trust Income



                                     Three Months Ended             Six Months Ended
                                     ------------------             ----------------
                                   6/30/99        6/30/98        6/30/99       6/30/98
                                 -----------    -----------    -----------   -----------
                                 (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
Dividends on common stock of
  Journal Communications, Inc.
  held by the Trust              $ 7,089,209    $ 6,987,889    $14,010,723   $14,039,523
                                 -----------    -----------    -----------   -----------

                                 $ 7,089,209    $ 6,987,889    $14,010,723   $14,039,523
                                 ===========    ===========    ===========   ===========



      Per Share                  $      0.28    $     0.275    $      0.56   $      0.55
                                 -----------    -----------    -----------   -----------

                                 $      0.28    $     0.275    $      0.56   $      0.55
                                 ===========    ===========    ===========   ===========


Dividends to holders of Units
  of Beneficial Interest         $ 7,089,209    $ 6,987,889    $14,010,723   $14,039,523
                                 -----------    -----------    -----------   -----------

                                 $ 7,089,209    $ 6,987,889    $14,010,723   $14,039,523
                                 ===========    ===========    ===========   ===========



      Per Unit                   $      0.28    $     0.275    $      0.56   $      0.55
                                 -----------    -----------    -----------   -----------

                                 $      0.28    $     0.275    $      0.56   $      0.55
                                 ===========    ===========    ===========   ===========


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 1999                    Commission file number 0-7832


                             Statement of Cash Flow


                                                   Six Months Ended
                                                   ----------------
                                               6/30/99          6/30/98
                                            ------------      ------------
                                             (Unaudited)      (Unaudited)

Source of cash:
   Receipts from purchasers of Units
   of Beneficial Interest (Note 3)          $ 75,006,380      $107,443,886

   Dividends received from
   Journal Communications, Inc.               14,010,723        14,039,523
                                            ------------      ------------

                                              89,017,103       121,483,409


Uses of cash:
   Disbursements to sellers of
   Units of Beneficial Interest              (75,006,380)     (107,443,886)

   Dividends paid to holders of
   Units of Beneficial Interest              (14,010,723)     ( 14,039,523)

   Reduction of note payable to
   Journal Communications, Inc.                        0      (        100)
                                            ------------      ------------


Net decrease in cash                                   0      (        100)

Cash at beginning of year                              0               100
                                            ------------      ------------

Cash at June 30                             $          0      $          0
                                            ============      ============

                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 1999                 Commission file number 0-7832


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

                                    FORM 10-Q
                        JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  June 30, 1999                   Commission file number 0-7832



                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Income is based solely on dividends from Journal Communications, Inc.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk


None.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 1999                    Commission file number 0-7832


                           Part II. Other Information


Item 6 - Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1999.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST




Date: August 2, 1999                            By:  /s/Steven J. Smith
                                                     Steven J. Smith
                                                     Trustee





Date: August 2, 1999                            By:  /s/Douglas G. Kiel
                                                     Douglas G. Kiel
                                                     Trustee