Form 10-Q
period 1999-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 1999-11-12
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------
         (9 Accounting Periods)


                         JOURNAL EMPLOYEES' STOCK TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                 39-6153189
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

P.O. Box 661,     333 W. State St.,                 Milwaukee, Wisconsin 53201
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



                                  414-224-2728
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

           Item 1.   Financial Statements (Unaudited)

                     Statement of Cash and Liabilities                      3

                     Statement of Trust Income                              4

                     Statement of Cash Flow                                 5

                     Notes to Financial Statements                          6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of  Operations         7

           Item 3.   Quantitative and Qualitative Disclosure
                     of Market Risk                                         7

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                       8

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                Part 1, Item 1. Financial Information (Unaudited)
                        Statement of Cash and Liabilities
                        ---------------------------------


                                                  9/30/99       12/31/98
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


                  See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------

                            Statement of Trust Income
                            -------------------------
                                           Three Months Ended                           Nine Months Ended
                                           ------------------                           -----------------
                                        9/30/99             9/30/98               9/30/99              9/30/98
                                      ----------          ----------            ----------           ----------
                                      (Unaudited)         (Unaudited)           (Unaudited)          (Unaudited)

Dividends on common stock of
 Journal Communications, Inc.
 held by the Trust                    $ 6,757,978         $ 6,922,987           $20,667,381          $20,962,510
                                      -----------         -----------           -----------          -----------

                                      $ 6,757,978         $ 6,922,987           $20,667,381          $20,962,510
                                      ===========         ===========           ===========          ===========



         Per Share                    $      0.28         $     0.275           $      0.84          $     0.825
                                      -----------         -----------           -----------          -----------

                                      $      0.28         $     0.275           $      0.84          $     0.825
                                      ===========         ===========           ===========          ===========


Dividends to holders of Units
   of Beneficial Interest             $ 6,757,978         $ 6,922,987           $20,667,381          $20,962,510
                                      -----------         -----------           -----------          -----------

                                      $ 6,757,978         $ 6,922,987           $20,667,381          $20,962,510
                                      ===========         ===========           ===========          ===========



         Per Unit                     $      0.28         $     0.275           $      0.84          $     0.825
                                      -----------         -----------           -----------          -----------

                                      $      0.28         $     0.275           $      0.84          $     0.825
                                      ===========         ===========           ===========          ===========


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                             Statement of Cash Flow
                             ----------------------

                                                      Nine Months Ended
                                                      -----------------
                                                 9/30/99            9/30/98
                                               ----------         ----------
                                               (Unaudited)        (Unaudited)

Source of cash:
     Receipts from purchasers of Units
     of Beneficial Interest (Note 3)          $ 104,703,530     $ 126,171,803

     Dividends received from
     Journal Communications, Inc.                20,667,381        20,962,510
                                              -------------     -------------

                                                125,370,911       147,134,313


Uses of cash:
     Disbursements to sellers of
     Units of Beneficial Interest              (104,703,530)     (126,171,803)

     Dividends paid to holders of
     Units of Beneficial Interest               (20,667,381)     ( 20,962,510)

     Reduction of note payable to
     Journal Communications, Inc.                         0      (        100)
                                              -------------     -------------


Net decrease in cash                                      0      (        100)

Cash at beginning of year                                 0               100
                                              -------------     -------------

Cash at September 30                          $           0     $           0
                                              =============     =============


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)


1.   Organization
     ------------

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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Income is based solely on dividends from Journal Communications, Inc.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk
         --------------------------------------------------------------

None.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending September 30, 1999          Commission file number 0-7832
                   ------------------                                 ------


                           Part II. Other Information
                           --------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1999.



Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST
                         ------------------------------



Date:    November 8, 1999                    By: /s/ Steven J. Smith
         ----------------                        ----------------------------
                                                 Steven J. Smith
                                                 Trustee


Date:    November 8, 1999                    By: /s/ Douglas G. Kiel
         ----------------                        ----------------------------
                                                 Douglas G. Kiel
                                                 Trustee