Form 10-K405
period 1999-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2000-03-30
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                         Commission File Number: 0-7832


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of Registrant as specified in its charter)

     Wisconsin                                            39-0382060
(State of incorporation)                 (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin                53203
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (414) 224-2374

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 13, 2000:

                       Class                       Outstanding at March 13, 2000
         Units of Beneficial Interest                         25,920,000

Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications Inc. on Form 10-K for the year ended December 31, 1999, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 2000 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication on or about May 1, 2000.

                                     PART I
                                ITEM 1. BUSINESS

The Registrant is a trust created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (the "Trust Agreement"), by all the stockholders of The Journal Company, Inc.(now known as Journal Communications, Inc.), a Wisconsin corporation (the "Company"), to promote stability and to enable its employees to acquire ownership and control of the Company.

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

Report of Ernst & Young LLP, Independent Auditors




The Trustees of Journal
Employees' Stock Trust


We have audited the accompanying statement of assets and liabilities of Journal Employees' Stock Trust (the Trust) as of December 31, 1999, 1998, and 1997, and the related statements of Journal Communications, Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Journal Employees' Stock Trust at December 31, 1999, 1998 and 1997, Journal Communications, Inc. common stock held and Trust certificates outstanding, Trust income, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP




Milwaukee, Wisconsin
January 28, 2000

                         JOURNAL EMPLOYEES' STOCK TRUST

                       STATEMENT OF ASSETS AND LIABILITIES

                        December 31, 1999, 1998 and 1997


                                                      1999       1998      1997
                                                     ------     ------   -------
Assets:
  Cash in bank                                     $    0     $    0      $ 100
                                                     ======     ======     =====

Liabilities:
  Note payable to Journal Communications, Inc.     $    0     $    0      $ 100
                                                     ======     ======     =====















                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                    STATEMENT OF JOURNAL COMMUNICATIONS INC.
                    COMMON STOCK HELD AND TRUST CERTIFICATES
                                   OUTSTANDING

                  Years ended December 31, 1999, 1998 and 1997
                                                         1999         1998         1997
                                                      ----------   ----------   ---------


Shares of Journal Communications, Inc.
  common stock:
    Held at beginning and end of year                 25,920,000   25,920,000   25,920,000
                                                      ==========   ==========   ==========

Trust certificates evidencing Units
  of Beneficial Interest in Journal
  Communications, Inc. common stock:
    Outstanding at beginning and end of year          25,920,000   25,920,000   25,920,000
                                                      ==========   ==========   ==========









                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                            STATEMENT OF TRUST INCOME

                  Years ended December 31, 1999, 1998 and 1997
                                                                  1999             1998            1997
                                                               -------------    -------------   -------------
Dividends on common stock of Journal Communications, Inc.
     held by the Trust                                           $28,002,626      $27,887,406      $27,075,494
                                                                 ===========      ===========      ===========


Dividends to holders of Units of
     Beneficial Interest                                         $28,002,626      $27,887,406      $27,075,494
                                                                 ===========      ===========      ===========

Dividends per share                                                    $1.14            $1.10            $1.10








                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST

                             STATEMENT OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                    1999                  1998                 1997
                                             ------------------     ----------------     -----------------

Sources of cash:
     Receipts from purchasers of
      Units of Beneficial Interest                 $118,444,786          $142,497,943        $113,015,360


     Dividends received from
      Journal Communications, Inc.                   28,002,626            27,887,406          27,075,494
                                                   ------------            ----------          ----------

                                                    146,447,412           170,385,349         140,090,854

Uses of cash:
     Disbursements to sellers of
      Units of Beneficial Interest                 (118,444,786)         (142,498,043)       (113,015,360)


     Dividends paid to holders of
      Units of Beneficial Interest                  (28,002,626)          (27,887,406)        (27,075,494)
                                                    ------------          ------------        -----------


Net decrease in cash                                        ---                  (100)                ---

Cash at beginning of year                                   ---                   100                (100)
                                                    -----------          ------------         -----------

Cash at end of year                                 $         0         $           0         $       100
                                                    ===========          ============          ==========









                             See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
1.   Organization
The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May 15, 1937, as amended, is the record holding of common stock of Journal Communications, Inc. (the Company), the issuance of Units of Beneficial Interest in such shares (Units) and, in limited instances, the voting of shares of the Company's common stock held by it. The Trust is administered by five trustees who are officers/directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the unitholders by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All trustees are directors of Journal Communications, Inc., and have been employed by Journal Communications, Inc., in key management positions for at least five years. Following are the names and ages of the Registrant's trustees and the year in which each became a trustee and the positions held by each trustee with Journal Communications, Inc.

Steven J. Smith (49)
Trustee since March 1990; Chairman of the Board of Directors of Journal Communications, Inc. since December 1998 and Chief Executive Officer since March 1998; President of Journal Communications, Inc. from September 1992 December 1998; Director of Journal Communications, Inc. since 1987.

Douglas G. Kiel (51)
Trustee since March 1995; President of Journal Communications, Inc. since December 1998; Executive Vice President of Journal Communications, Inc. between June 1997 and December 1998; President of Journal Broadcast Group, Inc.* from June 1992 to December 1998; Director of Journal Communications, Inc. since 1991.

Paul M. Bonaiuto (49)
Trustee since February 1996; Executive Vice President of Journal Communications, Inc. since June 1997 and Chief Financial Officer since January 1996; Senior Vice President between March 1996 and June 1997; Vice President of Journal Communications, Inc. and President of NorthStar Print Group, Inc.* from June 1994 to January 1996; Director of Journal Communications, Inc. since June 1993.

Keith K. Spore (57)
Trustee since January 1999; Director and Senior Vice President of Journal Communications, Inc. and President of Journal Sentinel Inc.* since September 1995; Publisher of the Milwaukee Journal Sentinel since June 1996 and President of Journal Sentinel Inc.* since July 1995. Previously, he was Editorial Page Editor of the Milwaukee Journal Sentinel.


James J. Ditter (38)
Trustee since July 1999; Director and Vice President of Journal Communications, Inc. since September 1995; President of Norlight Telecommunications, Inc.* since September 1995; Vice President-General Manager of Norlight Telecommunications, Inc. from April 1995 to September 1995; Vice President of Finance of Norlight Telecommunications, Inc. from June 1994 to April 1995.

*    A subsidiary of Journal Communications, Inc.

                         ITEM 11. EXECUTIVE COMPENSATION

The five trustees, all employees of Journal Communications, Inc., do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by Journal Communications, Inc., in such trustees' capacities as employees of Journal Communications, Inc., will be presented in the Proxy Statement of Journal Communications, Inc., to be filed as
Exhibit 99.2 on or about May 1, 2000, and incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

Reference is made to Item 6, "Security Ownership of Certain Beneficial Owners and Management," of the Proxy Statement of Journal Communications, Inc., to be filed as Exhibit 99.2 on or about May 1, 2000, and incorporated herein by reference.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 14(a))

1.   Financial Statements                                        Form 10-K

     Statement of Assets and Liabilities at
        December 31, 1999, 1998 and 1997                               5
     Statement of Journal Communications, Inc.
        Common Stock Held and Trust Certificates
        Outstanding for each of the three years in the
        period ended December 31, 1999                                 6
     Statement of Trust Income for each of the three
        years in the period ended December 31, 1999                    7
     Statement of Cash Flows for each of the three
        years in the period ended December 31, 1999                    8
     Notes to Financial Statements                                     9

2.   Financial Statement Schedule                                      None

3.   Exhibits

         (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 [Commission File No. 0-7831]).

         (3.2) By-Laws of Journal Communications, Inc. (incorporated by referenced to Exhibit 3.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 [Commission File No. 0-7831]).

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

         (23) Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

         (27)     Financial Data Schedule, filed herewith

         (99.1) Annual Report to Shareholders of Journal Communications, Inc., on Form 10-K, filed herewith (incorporated by reference to the Annual Report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 1999 [Commission File No. 0-7831]).

         (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication on or about May 1, 2000.

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

                                           JOURNAL EMPLOYEES' STOCK TRUST



                                           By:  /s/ Steven J. Smith
                                                    Steven J. Smith, Trustee


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST



Date: March 30, 2000              /s/ Steven J. Smith
                                      Steven J. Smith


Date: March 30, 2000              /s/ Douglas G. Kiel
                                      Douglas G. Kiel


Date: March 30, 2000              /s/ Paul M. Bonaiuto
                                      Paul M. Bonaiuto


Date: March 30, 2000              /s/ Keith K. Spore
                                      Keith K. Spore


Date: March 30, 2000              /s/ James J. Ditter
                                      James J. Ditter