Form 10-Q
period 2000-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2000-05-11
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ending March 31, 2000                  Commission file number 0-7832
                   --------------                                         ------
    (3 Months)


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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ending March 31, 2000                  Commission file number 0-7832
                   --------------                                         ------


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

           Item 1.    Financial Statements (Unaudited)


                      Statements of Trust Income
                      Three months ended March 31, 2000 and 1999              3

                      Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999              4

                      Notes to Financial Statements
                      March 31, 2000                                          5

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           6

           Item 3.    Quantitative and Qualitative Disclosure
                      of Market Risk                                          6


Part II.   Other Information

           Items 1-6.                                                         6

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended March 31, 2000                   Commission file number 0-7832
                  --------------                                          ------


                      Part 1, Item 1. Financial Information
                      -------------------------------------

                           Statements of Trust Income
                           --------------------------

                                                     Three Months Ended
                                                     ------------------
                                                  03/31/2000     03/31/1999
                                                 -----------    -----------
                                                 (Unaudited)    (Unaudited)

Dividends on common stock of
 Journal Communications, Inc.
 held by the Trust                               $ 7,253,834    $ 6,921,514
                                                 -----------    -----------

                                                 $ 7,253,834    $ 6,921,514
                                                 ===========    ===========


         Per Share                               $      0.30    $      0.28
                                                 -----------    -----------

                                                 $      0.30    $      0.28
                                                 ===========    ===========

Dividends to holders of Units
   of Beneficial Interest                        $ 7,253,834    $ 6,921,514
                                                 -----------    -----------

                                                 $ 7,253,834    $ 6,921,514
                                                 ===========    ===========


         Per Unit                                $      0.30    $      0.28
                                                 -----------    -----------

                                                 $      0.30    $      0.28
                                                 ===========    ===========


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended March 31, 2000                   Commission file number 0-7832
                  --------------                                          ------


                            Statements of Cash Flows
                            ------------------------


                                                     Three Months Ended
                                                     ------------------
                                                 03/31/2000      03/31/1999
                                                ------------    ------------
                                                 (Unaudited)     (Unaudited)

Source of cash:
     Receipts from purchasers of Units
     of Beneficial Interest (Note 3)            $ 33,470,430    $ 29,515,975

     Dividends received from
     Journal Communications, Inc.                  7,253,834       6,921,514
                                                ------------    ------------

                                                 125,370,911     147,134,313


Uses of cash:
     Disbursements to sellers of
     Units of Beneficial Interest                (33,470,430)    (29,515,975)

     Dividends paid to holders of
     Units of Beneficial Interest                 (7,253,834)     (6,921,514)
                                                ------------    ------------

     Net decrease in cash                                  0               0

     Cash at beginning of year                             0               0
                                                ------------    ------------

     Cash at March 31                           $          0    $          0
                                                ============    ============


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended March 31, 2000                   Commission file number 0-7832
                  --------------                                          ------


                          Notes to Financial Statements
                          -----------------------------
                                 March 31, 2000
                                 --------------
                                   (Unaudited)


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

4.   Statement of Assets and Liabilities
     -----------------------------------

     The trust does not own any assets or have any liabilities; therefore, a statement of assets and liabilities is not provided.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  March 31, 2000                  Commission file number 0-7832
                   --------------                                         ------


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



         Item 3. Quantitative and Qualitative Disclosure of Market Risk
         --------------------------------------------------------------

None.


                            Part II Other Information
                            -------------------------

                           Item 1 - Legal Proceedings
                           --------------------------

On April 14, 2000, the Milwaukee County Circuit Court (J. Donegan) on a motion for summary judgement in Gauthier v. Journal Communications, Inc., ruled that the Company was contractually liable to a class of plaintiffs for requiring them to sell back their Journal units prematurely. The suit was filed by five former employees who owned Journal units (unitholders). The unitholders were terminated at the time of the 1995 merger of The Milwaukee Journal and the Milwaukee Sentinel. The judge previously ruled that the lawsuit could be a class action to include other former unitholders who terminated during the newspaper merger. As a result of the merger, some full-time employees took early retirement and others received voluntary separation incentives. Under the Journal Employees' Stock Trust Agreement (JESTA), employees whose employment is terminated before retirement are required to sell back all units to the Company upon termination. In January 1995, a stock sell-back policy was approved by the trustees of JESTA that employees who lose their jobs because of corporate restructuring were given more time to sell back their stock. Employees with twenty (20) or more years as a unitholder had up to five (5) years to sell their stock, one-fifth each year; fifteen (15) to twenty (20) years a unitholder had up to four (4) years, one-fourth each year; ten (10) to fifteen (15) years as a unitholder had three
(3) years, one-third each year; five (5) to ten (10) years as a unitholder had two (2) years, one-half each year; and two (2) to five (5) years as a unitholder had one year. The judge ruled that the former employees, who signed separation agreements in 1995, should have been allowed to sell back units at any point during the time period. He based his decision on a Journal Sentinel internal memorandum that outlined termination incentives, including the stock sell-back schedule but without the language specifying the portion to be sold

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  March 31, 2000                  Commission file number 0-7832
                   --------------                                         ------


                           Item 1 - Legal Proceedings
                           --------------------------

each year. That information was widely known and understood. The memorandum was not part of the separation agreement that employees signed, but it was referred to in the agreement. Under the judge's ruling, for instance, a twenty (20) year unitholder would be permitted to hold all units until five years had passed, rather than selling some each year. The Company disagrees with this ruling and on April 21, it filed an interlocutory appeal before the Wisconsin Court of Appeals to have this decision reversed. At this time the impact of this decision on the Company or JESTA cannot be determined.


               Item 2 - Changes in Securities and Use of Proceeds
               --------------------------------------------------

None


                    Item 3 - Defaults upon Senior Securities
                    ----------------------------------------

None


           Item 4- Submission of Matter to a Vote of Security Holders
           ----------------------------------------------------------

None


                           Item 5 - Other Information
                           --------------------------

None


                    Item 6 - Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)      Exhibit (27) Financial Data Schedule
(b)      None

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended March 31, 2000                   Commission file number 0-7832
                  --------------                                          ------


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST
                         ------------------------------



Date: May 11, 2000                      By: /s/ Steven J. Smith
      ------------                          ------------------------------------
                                            Steven J. Smith
                                            Trustee



Date: May 11, 2000                      By: /s/ Douglas G. Kiel
      ------------                          ------------------------------------
                                            Douglas G. Kiel
                                            Trustee

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended March 31, 2000                   Commission file number 0-7832
                  --------------                                          ------



                                 EXHIBIT INDEX

Exhibit        Description

27             Financial Data Schedule