Form 10-Q
period 2000-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2000-08-07
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending June 30, 2000            Commission file number      0-7832
  (6 Months)       -------------                                        ------


                         JOURNAL EMPLOYEES' STOCK TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                      39-6153189
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


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended June 30, 2000                        Commission file number 0-7832
              -------------                                               ------



                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.    Financial Information

           Item 1.   Financial Statements (Unaudited)

                     Statements of Trust Income
                     Six and three months ended June 30, 2000 and 1999         3

                     Statements of Cash Flow
                     Six and three months ended June 30, 2000 and 1999         4

                     Notes to Financial Statements
                     June 30, 2000                                             5

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             6

           Item 3.   Quantitative and Qualitative Disclosure
                     of Market Risk                                            6

Part II.   Other Information


           Items 1-6.                                                          6

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 2000                    Commission file number 0-7832
                  -------------                                           ------

                      Part 1, Item 1 Financial Information

                           Statements of Trust Income
                           --------------------------
          (Dollars in thousands, except per share and per unit amounts)
                                   (Unaudited)

                                  Three Months Ended         Six Months Ended
                                  ------------------         ----------------
                               06/30/2000   06/30/1999   06/30/2000   06/30/1999
                               ----------   ----------   ----------   ----------

Dividends on common stock
  of Journal Communications,
  Inc. held by the Trust         $ 8,519      $ 6,913     $ 15,772     $ 13,834
                                 =======      =======     ========     ========




         Per Share               $  0.35      $  0.28     $   0.65     $   0.56
                                 =======      =======     ========     ========



Dividends to holders of Units
  of Beneficial Interest         $ 8,519      $ 6,913     $ 15,772     $ 13,834
                                 =======      =======     ========     ========




         Per Unit                $  0.35      $  0.28     $   0.65     $   0.56
                                 =======      =======     ========     ========



                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 2000                    Commission file number 0-7832
                  -------------                                           ------


                             Statements of Cash Flow
                             -----------------------
          (Dollars in thousands, except per share and per unit amounts)
                                   (Unaudited)

                                                        Six Months Ended
                                                        ----------------
                                                06/30/2000            06/30/1999
                                                ----------            ----------

Sources of cash:
  Receipts from purchasers of Units
  of Beneficial Interest                        $   95,420            $  75,006

  Dividends received from
  Journal Communications, Inc.                      15,772               13,834
                                                ----------            ---------

                                                   111,192               88,840


Uses of cash:
  Disbursements to sellers of
  Units of Beneficial Interest                     (95,420)             (75,006)

  Dividends paid to holders of
  Units of Beneficial Interest                     (15,772)             (13,834)
                                                ----------            ---------

                                                  (111,192)             (88,840)

Net change in cash                                       0                    0

Cash at beginning of year                                0                    0
                                                ----------            ---------

Cash at June 30                                 $        0            $       0
                                                ==========             ========


                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 2000                    Commission file number 0-7832
                  -------------                                           ------


                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  June 30, 2000                   Commission file number 0-7832
                   -------------                                          ------



                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Income is based solely on dividends from Journal Communications, Inc.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk


None.

                           Part II. Other Information

                           Item 1 - Legal Proceedings

On April 14, 2000, the Milwaukee County Circuit Court (J. Donegan) on a motion for summary judgement in Gauthier v. Journal Communications, Inc., ruled that the Company was contractually liable to a class of plaintiffs for requiring them to sell back their Journal units prematurely. The suit was filed by five former employees who owned Journal units (unitholders). The unitholders were terminated at the time of the 1995 merger of The Milwaukee Journal and the Milwaukee Sentinel. The judge previously ruled that the lawsuit could be a class action to include other former unitholders who terminated during the newspaper merger. As a result of the merger, some full-time employees took early retirement and others received voluntary separation incentives. Under the Journal Employees' Stock Trust Agreement (JESTA), employees whose employment is terminated before retirement are required to sell back all units to the Company upon termination. In January 1995, a stock sell-back policy was approved by the trustees of JESTA that employees who lose their jobs because of corporate restructuring were given more time to sell back their stock. Employees with twenty (20) or more years as a unitholder had up to five (5) years to sell their stock, one-fifth each year; fifteen (15) to twenty (20) years a unitholder had up to four (4) years, one-fourth each year; ten (10) to fifteen (15) years as a unitholder had three
(3) years, one-third each year; five (5) to ten (10) years as a unitholder had two (2) years, one-half each year; and two (2) to five (5) years as a unitholder had one year. The judge ruled that the former employees, who signed separation agreements in 1995, should have been allowed to sell back units at any point during the time period. He based his decision on a Journal Sentinel internal memorandum that outlined termination incentives, including the stock sell-back schedule but without the language specifying the portion to be sold each year. That information was widely known and understood. The memorandum

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  June 30, 2000                   Commission file number 0-7832
                   -------------                                          ------


was not part of the separation agreement that employees signed, but it was referred to in the agreement. Under the judge's ruling, for instance, a twenty
(20) year unitholder would be permitted to hold all units until five years had passed, rather than selling some each year. The Company disagrees with this ruling and on April 21, it filed an interlocutory appeal before the Wisconsin Court of Appeals to have this decision reversed. This appeal was denied and the Company will proceed to trial. At this time the impact of this decision on the Company or JESTA cannot be determined.


               Item 2 - Changes in Securities and Use of Proceeds

None

                    Item 3 - Defaults upon Senior Securities

Not applicable

           Item 4- Submission of Matter to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 6, 2000 for the purpose of electing twenty-seven (27) directors.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of common stock of Journal Communications, Inc., as they were instructed by the shareholders and unitholders of the Company and the Trustees of the Journal Employees Stock Trust. 84% of all shares eligible to vote were represented at the Annual Meeting in person or by proxy. All nominees for Director were elected by the affirmative vote of at least 99% of the shares voted.

The following nominees were elected to the Board of Directors for the 2000-2001 term:

Todd K. Adams              Joseph O. Hoffman         David G. Meissner
David A. Anderson          Stephanie E. Hughes       Roger D. Peirce
Paul M. Bonaiuto           Stephen O. Huhta          James P. Prather
James J. Ditter            Mark J. Keefe             Philippe L. Secker
Carl L. Dittoe             Douglas G. Kiel           Steven J. Smith
Robert M. Dye              Kenneth L. Kozminski      Keith K. Spore
James L. Forbes            Paul E. Kritzer           Thomas J. Szews
Carl D. Gardner            Ronald G. Kurtis          Joseph C. Taschler III
Richard J. Gasper          Judith A. Leonard         Karen O. Trickle

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended  June 30, 2000                   Commission file number 0-7832
                   -------------                                          ------



                           Item 5 - Other Information

None

                    Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit (27) Financial Data Schedule

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 2000                    Commission file number 0-7832
                  -------------                                           ------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST




Date: August 1, 2000                     By: /s/  Steven J. Smith
      ---------------------                  -----------------------------------
                                             Steven J. Smith
                                             Trustee





Date: August 1, 2000                     By: /s/  Paul M. Bonaiuto
      ---------------------                  -----------------------------------
                                             Paul M. Bonaiuto
                                             Trustee

                                   FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST


For Quarter Ended June 30, 2000                    Commission file number 0-7832
                  -------------                                           ------



                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION

    27                   FINANCIAL DATA SCHEDULE