Form 10-Q
period 2000-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2000-11-14
CIK 54058

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending September 30, 2000             Commission file number  0-7832
 (9 Months)        ------------------                                     ------


                         JOURNAL EMPLOYEES' STOCK TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                     39-6153189
--------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
         such filing requirements for the past 90 days.   YES X   NO
                                                             ---    ---

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------


                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Statements of Trust Income
                   Three and nine months ended September 30, 2000
                   and 1999                                                  3

                   Statements of Cash Flow
                   Three and nine months ended September 30, 2000
                   and 1999                                                  4

                   Notes to Financial Statements September 30, 2000          5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             6

          Item 3.  Quantitative and Qualitative Disclosure
                   of Market Risk                                            6

Part II.  Other Information

          Items 1-6.                                                         6

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------

                      Part 1, Item 1 Financial Information

                           Statements of Trust Income
                           --------------------------
          (Dollars in thousands, except per share and per unit amounts)
                                   (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                 ------------------         -----------------
                               09/30/2000   09/30/1999   09/30/2000   09/30/1999
                               ----------   ----------   ----------   ----------


Dividends on common stock
 of Journal Communications,
 Inc. held by the Trust          $ 8,411      $ 6,833     $ 24,183     $ 20,667
                                 =======      =======     ========     ========




    Per Share                    $  0.35      $  0.28     $   1.00     $   0.84
                                 =======      =======     ========     ========



Dividends to holders of Units
 of Beneficial Interest          $ 8,411      $ 6,833     $ 24,183     $ 20,667
                                 =======      =======     ========     ========




    Per Unit                     $  0.35      $  0.28     $   1.00     $   0.84
                                 =======      =======     ========     ========



                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------


                             Statements of Cash Flow
                             -----------------------
          (Dollars in thousands, except per share and per unit amounts)
                                   (Unaudited)

                                                         Nine Months Ended
                                                         -----------------
                                                   09/30/2000        09/30/1999
                                                   ----------        ----------

Sources of cash:
  Receipts from purchasers of Units
  of Beneficial Interest                           $ 123,813         $ 104,704

  Dividends received from
  Journal Communications, Inc.                        24,183            20,667
                                                   ---------         ---------

                                                     147,996           125,371


Uses of cash:
  Disbursements to sellers of
  Units of Beneficial Interest                      (123,813)         (104,704)

  Dividends paid to holders of
  Units of Beneficial Interest                       (24,183)          (20,667)
                                                   ---------         ---------

                                                    (147,996)         (125,371)

Net change in cash                                         0                 0

Cash at beginning of year                                  0                 0
                                                   ---------         ---------

Cash at September 30                                $      0         $       0
                                                   =========         =========

                       See notes to financial statements.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------


                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

4.   Statement of Assets and Liabilities

     The trust does not own any assets or have any liabilities; therefore, a statement of assets and liabilities is not provided.

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------


                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Income is based solely on dividends from Journal Communications, Inc.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk


None.

                           Part II. Other Information

                           Item 1 - Legal Proceedings

No update since last filing.

               Item 2 - Changes in Securities and Use of Proceeds

None

                    Item 3 - Defaults upon Senior Securities

Not applicable

           Item 4- Submission of Matter to a Vote of Security Holders

None


                           Item 5 - Other Information

None

                    Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit (27) Financial Data Schedule

                                    FORM 10-Q
                         JOURNAL EMPLOYEES' STOCK TRUST



Quarter Ended September 30, 2000                  Commission file number  0-7832
              ------------------                                          ------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         JOURNAL EMPLOYEES' STOCK TRUST




Date:  November 13, 2000                     By:  /s/  Steven J. Smith
                                                --------------------------------
                                                   Steven J. Smith
                                                   Trustee





Date:  November 13, 2000                     By:  /s/  Paul M. Bonaiuto
                                                --------------------------------
                                                   Paul M. Bonaiuto
                                                   Trustee