Form 10-K405
period 2000-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2001-03-30
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                         Commission File Number: 0-7832


                         JOURNAL EMPLOYEES' STOCK TRUST
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)
Wisconsin                                                             39-0382060
----------                                                            ----------
(State of organization)                  (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin                                53203
-------------------------------------------                                -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (414) 224-2374
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
Securities registered pursuant to Section 12(g) of the Act:
                          Units of Beneficial Interest
                          ----------------------------
                                (title of class)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 9, 2001:

                 Class                           Outstanding at March 9, 2001
                 -----                           ----------------------------
         Units of Beneficial Interest                     25,920,000

Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 2000, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 2001 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication on or about April 30, 2001.

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains forward-looking statements that may state the current expectations of the Journal Employees' Stock Trust (the Trust) or its trustees or of Journal Communications, Inc. (the Company) or its management. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


                                     PART I
                                ITEM 1. BUSINESS
                                -----------------

The Registrant is a trust created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (JESTA), by all of the stockholders of The Journal Company, Inc. (now known as Journal Communications, Inc.), a Wisconsin corporation. Its creation was due to the determination of Harry J. Grant, Chairman of the Company from 1935 to his death in 1963, to offer employees the opportunity to become partners in ownership of the Company. The purpose of JESTA is to enable eligible employees to enjoy a beneficial interest in the shares of the Company's common stock (Journal Stock), to vote those shares in certain instances, to receive dividends, and to prevent the shares from being sold to persons outside the Company's active employee group. This intent is to promote stability and continuity of management and control of the Company in the interest of the Company and its employee owners (unitholders).

Under JESTA, the descendants of Harry J. Grant (Grant Stockholders) and their successors in interest who still own Journal Stock are entitled to exchange shares of Journal Stock for units of beneficial interest (units). In 1937, the stockholders deposited 25% of the outstanding Journal Stock in the Trust in exchange for units which they then sold to employees. Similar deposits of Journal Stock and sales of units in subsequent years have increased the number of shares of Journal Stock deposited in the Trust to 90% of the outstanding Journal Stock, or 25,920,000 shares, and an equal number of units have been issued in exchange. There is one share of Journal Stock in the Trust for every unit issued. Employees take part in the employee ownership program by buying units issued under the Trust. The remaining ten percent (10%) of Journal Stock is owned by the Grant Stockholders.

The Company and the Grant Stockholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company or its subsidiaries or established by employees to provide retirement benefits and other trusts for the benefit of individual beneficiaries or charity are eligible to own units.

Oversight of the Trust

The Trust is perpetual in duration unless terminated in accordance with its terms. It is administered by five (5) Trustees. The Trust engages in no business other than being the record holder of Journal Stock, issuing units in exchange for shares of Journal Stock, registering transfers of units, and in limited instances, the voting of shares held by it.

A Trustee holds office until resignation, termination of employment, death, incapacity or prolonged absence from the United States or until he or she ceases to be an owner of one or more units. Successor Trustees are elected by the Trustees remaining in office or, if there are none so remaining or if those remaining fail to act within one month of a vacancy, by majority vote of the units owned by active employee unitholders and employee benefit trusts. The Trustees receive no remuneration for their service as Trustees. See Item 10, "Directors and Executive Officers of the Registrant."

The Company intends to pay all administrative costs of the Trust. No charges or deductions for administration will be made against unitholders or against Trust assets. There are no liens on any Trust assets. However, unitholders may pledge units to secure loans in accordance with procedures established by the Trustees.


Purchases and Sales of Units

All purchases and sales of units are transacted at the option price in effect at the time of the transaction. The option price is based upon a formula prescribed within JESTA. The formula uses the Company's book value and the past five year's net income as factors in calculating the option price. An option price is calculated approximately every four (4) weeks.

After a 90-day waiting period, full-time employees of the Company and its subsidiaries are eligible to take part in the employee-ownership program. Part-time employees are eligible to buy units if they have 1,000 or more hours of service during two consecutive years.

JESTA requires that an employee must offer to sell their units back to the Company when they retire or otherwise terminate employment. Employees that retire have a 10-year period after retirement to offer to sell all of their units at a rate of 10% of the number of units owned at the time of retirement each year. Generally, employees that leave the Company before retirement are required to offer to sell all of their units immediately.

JESTA provides that, when a unitholder offers to sell units, certain persons may have the option to purchase the units at the option price in accordance with procedures and time periods that JESTA prescribes. Persons who may have the option to purchase units include designated employees, the Grant Stockholders and the Company. Where JESTA requires a unitholder to offer to sell units, the Company's option to purchase the units extends for five years. Recent practice has been that the Company elects to immediately purchase units offered for sale, and the Company then resells the units to other employees.

Amendment or Termination of the Trust

The Trust can be amended or terminated with the written consent of all Trustees, the written consent of the Grant Stockholders owning 80% of the shares of Journal Stock held outside the Trust, and the affirmative vote of the owners of two-thirds of the units then outstanding owned by active employee unitholders and certain employee benefit trusts.

In 1996, the Trustees, the Grant Stockholders and the active employee unitholders, voted to amend JESTA. The Trustees believed that the amendment would cause the unit price to be approximately seventy-five percent (75%) of the price at which the units would trade if they were publicly-traded securities. This change to the option price formula is being phased in over five (5) years beginning in 1997 and continuing through the end of 2001.

For a further discussion of the Trust's operation and unit ownership, see Item 5, "Market for Registrant's Common Stock and Related Stock Holder Matters," and
Item 12, "Security Ownership of Certain Beneficial Owners and Management," in the Annual Report of the Company on Form 10-K, filed herewith as Exhibit 99.1 and incorporated herein by reference.

                               ITEM 2. PROPERTIES
                               ------------------

The Registrant owns no physical properties. Its records are kept and its administrative functions are performed in the offices of the Company in Milwaukee, Wisconsin.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------
                                      None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------
                                      None.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            --------------------------------------------------------
                             SECURITY HOLDER MATTERS
                            ------------------------

A unit is different than a share of common stock offered by publicly traded companies. The Trust's units cannot be traded in the open market. In general, a unit only can be sold to another employee or to the Company. A unit does not provide a unitholder with all of the rights typically associated with stock ownership.

Each unit entitles the holder thereof to the rights set forth in JESTA which, to some extent, are rights associated with one share of Journal Stock and are subject to certain limitations. Neither unitholders nor Grant Stockholders have preemptive rights with respect to the units sold by the Company or unitholders in accordance with JESTA. Neither units nor shares of Journal Stock are redeemable or convertible except that the Grant Stockholders may convert their shares into a proportionate number of units and may reconvert the units so issued into shares at any time.

Dividends

The Trust, as holder of Journal Stock, is entitled to such dividends as may be declared by the Board of Directors of the Company. The Trustees in turn must pass the dividends through to the unitholders as soon as practicable after receipt, less such sums as the Trustees may deem necessary to provide for payment of taxes and expenses of administration. In the normal course, the Trust has not incurred any taxes and none are anticipated and expenses of the Trust have been paid by the Company. Therefore, at the direction of the Trustees the Company has paid all dividends directly to the unitholders. The Trust, as such, pays no dividends.

If the Trust received additional stock of the Company through stock dividends or stock splits, then the Trust retains that stock in the Trust. Upon the receipt of stock through a stock dividend or a stock split, the Trustees distribute additional units to the unitholders so as to retain the relationship of one unit for each share of Journal Stock. The stock of the Company has been split six (6) times since JESTA was implemented.

The Company has paid cash dividends every year since the creation of the Trust in 1937. Dividends are presently being paid on a quarterly basis. The Company intends to continue the payment of cash dividends on a quarterly basis, but the payment of future dividends will depend upon earnings, the financial position of Company and other relevant factors.


Change in Ownership

Under JESTA, it would be very difficult, if not impossible, for the Trustees to sell or otherwise permanently dispose of any shares of Journal Stock held by the Trust. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of their units, their units will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and the Grant Stockholders. If any units remain unsold, the nonconsenting eligibles and the Grant Stockholders then have a second priority to purchase. Finally, if any units still remain, they may be purchased by the Company. All of these purchases would be made at the option price in effect at that time.

See Item 5, "Market For Registrant's Common Stock and Related Stock Holder Matters," of the Annual Report of the Company, on Form 10-K for additional information and filed herewith as Exhibit 99.1, and incorporated by reference.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------
                                      None.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                      None.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------
                                      None.

                          ITEM 8. FINANCIAL STATEMENTS
                          ----------------------------
                             AND SUPPLEMENTARY DATA
                             ----------------------

The Financial Statements with accompanying Report of Independent Auditors are presented on the pages immediately following.

Report of Ernst & Young LLP, Independent Auditors
-------------------------------------------------



The Trustees of Journal
Employees' Stock Trust


We have audited the accompanying statements of financial position of Journal Employees' Stock Trust (the Trust) as of December 31, 2000 and 1999, and the related statements of Trust activity and cash flows for the each of the three years in period ended December 31, 2000. These financial statements are the responsibility of the Trustees of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal Employees' Stock Trust at December 31, 2000, and 1999, and Trust activity and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP




Milwaukee, Wisconsin
January 26, 2001

                         Journal Employees' Stock Trust

                        Statements of Financial Position



                                                          December 31
                                                     2000            1999
                                                  ------------ -- ------------
Assets
Cash                                               $      -       $      -
                                                  ============    ============

Liabilities
Note payable to Journal Communications, Inc.       $      -       $      -
                                                  ============    ============




     See accompanying notes which are an integral part of these statements

                         Journal Employees' Stock Trust

                          Statements of Trust Activity


                                                                            Year ended December 31
                                                                  2000               1999               1998
                                                             ------------------------------------------------------
Dividends on common stock of Journal
 Communications, Inc. held by the Trust                      $32,877,342        $28,002,626        $27,887,406
                                                             ===============    ===============    ================

Dividends to holders of units of beneficial interest         $32,877,342        $28,002,626        $27,887,406
                                                             ===============    ===============    ================

Dividends per share                                                $1.35              $1.14              $1.10






      See accompanying notes which are an integral part of these statements

                                           Journal Employees' Stock Trust

                                              Statements of Cash Flows

                                                                         Year ended December 31
                                                             2000                   1999                   1998
                                                   ----------------------- ---------------------- --------------------
Sources of cash:
   Receipts from purchasers of units of
     beneficial interest                               $167,952,451           $118,444,786           $142,497,943
   Dividends received from Journal
     Communications, Inc.                                32,877,342             28,002,626             27,887,406
                                                   ----------------------- ---------------------- --------------------
                                                        200,829,793            146,447,412            170,385,349
Uses of cash:
   Disbursements to sellers of units of
     beneficial interest                               (167,952,451)          (118,444,786)          (142,498,043)
   Dividends paid to holders of units of
     beneficial interest                                (32,877,342)           (28,002,626)           (27,887,406)
                                                   ----------------------- ---------------------- --------------------
                                                       (200,829,793)          (146,447,412)          (170,385,449)

Net decrease in cash                                              -                      -                   (100)
Cash at beginning of year                                         -                      -                    100
                                                   ----------------------- ---------------------- --------------------
Cash at end of year                                   $           -           $          -           $          -
                                                   ======================= ====================== ====================




      See accompanying notes which are an integral part of these statements

                         Journal Employees' Stock Trust

                          Notes to Financial Statements

                                December 31, 2000


1. Organization

The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May15, 1937, as amended, is the being the record holder of common stock of Journal Communications, Inc. (the Company), issuing units of beneficial interest in such shares (units), registering transfers of units and in limited instances voting shares of the Company's common stock held by it. The Trust is administered by five trustees who are employees and directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the employees who own units (unitholders) by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2. Common Stock of the Company

The Trust is the record holder of shares of common stock of the Company. The Trust has issued one unit for each share of common stock the Trust holds. The Company offers such units to its employees or employees of its subsidiaries (employees).

3. Unitholders' Sales of Units of Beneficial Interest

Unitholders may sell their units only in accordance with the terms and conditions of the Trust Agreement. Since 1996, the procedure under which employees have bought and sold units has essentially been that the Company has purchased units under the Trust Agreement and resold them to active employees in lieu of the Trust Agreement's more cumbersome procedure under which selling unitholders sell units directly to "optionees" designated in accordance with the Trust Agreement. Purchases and sales of units by the Company are made at the formula price determined in accordance with the Trust Agreement (option price). Payments for units sold by unitholders are deposited with the Trust by the purchaser and remitted by the Trust to the seller.

4. Common Stock Held and Trust Certificates Outstanding

At December 31, 2000, 1999 and 1998, the Trust held 25,920,000 shares of the Company's common stock and has issued Trust certificates evidencing a like number of units of beneficial interest.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            --------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------
                                      None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

All trustees are directors of the Company and have been employed by the Company, in key management positions for at least five years. Following are the names and ages of the Registrant's trustees and the year in which each became a trustee and the positions held by each trustee during the past five years with the Company.

Steven J. Smith (50)
Trustee since March 1990; Chairman of the Board of Directors of the Company since December 1998 and Chief Executive Officer since March 1998; President of the Company from September 1992 to December 1998; Director of the Company since 1987.

Douglas G. Kiel (52)
Trustee since March 1995; President of the Company since December 1998; Executive Vice President of the Company between June 1997 and December 1998; President of Journal Broadcast Group, Inc.* from June 1992 to December 1998; Director of the Company since 1991.

Paul M. Bonaiuto (50)
Trustee since February 1996; Executive Vice President of the Company since June 1997 and Chief Financial Officer since January 1996; Director of the Company since June 1993.

Keith K. Spore (58)
Trustee since January 1999; Director and Senior Vice President of the Company and President of Journal Sentinel Inc.* since September 1995; Publisher of the Milwaukee Journal Sentinel since June 1996.

James J. Ditter (39)
Trustee since July 1999; Director and Vice President of the Company since September 1995; President of Norlight Telecommunications, Inc.* since September 1995.


*    A subsidiary of the Company

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The five trustees, all employees of the Company, do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by the Company, in such trustees' capacities as employees of the Company, will be presented in the Proxy Statement of the Company, to be filed as
Exhibit 99.2 on or about April 30, 2001, and incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

Reference is made to Item 6, "Security Ownership of Certain Beneficial Owners and Management," of the Proxy Statement of the Company, to be filed as Exhibit
99.2 on or about April 30, 2001, and incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------
                                      None.

                                     PART IV
          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ------------------------------------------------------------
                                   ON FORM 8-K
                                   -----------

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

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 14(a))

1.       Financial Statements                                      Form 10-K
         --------------------                                      ---------

         Statements of Financial Position at
            December 31, 2000 and 1999                                  8
         Statements of Trust Activity for each of the three
            years in the period ended December 31, 2000                 9
         Statements of Cash Flows for each of the three
            years in the period ended December 31, 2000                10
         Notes to Financial Statements at December 31, 2000            11

2.       Financial Statement Schedules                               None
         -----------------------------

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

         (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication on or about April 30, 2001.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         JOURNAL EMPLOYEES' STOCK TRUST



                                         By: /s/ Steven J. Smith
                                            -----------------------------------
                                            Steven J. Smith, Trustee


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST


                                            /s/ Steven J. Smith
Date:    3-28-01                            ------------------------------------
                                                Steven J. Smith


                                            /s/ Douglas G. Kiel
Date:    3-28-01                            ------------------------------------
                                                Douglas G. Kiel


                                            /s/ Paul M. Bonaiuto
Date:    3-29-01                            ------------------------------------
                                                Paul M. Bonaiuto


                                            /s/ Keith K. Spore
Date:    3-28-01                            ------------------------------------
                                                Keith K. Spore


                                            /s/ James J. Ditter
Date:    3-30-01                            ------------------------------------
                                                James J. Ditter