Form 10-Q
period 2001-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2001-05-11
CIK 54058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number      0-7832
                            ------


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


              WISCONSIN                                   39-6153189
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


P.O. Box 661, 333 W. State St.,                    Milwaukee, Wisconsin 53203
(Address of principal executive offices)                  (Zip Code)



        Registrant's telephone number, including area code: 414 224-2728




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

As of March 31, 2001 there were 25,920,000 shares of Registrant's Units of Beneficial Interest outstanding.

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.     Financial Information

            Item 1.    Financial Statements (Unaudited)

                       Statements of Trust Activity
                       Three months ended March 31, 2001 and 2000            3

                       Statements of Cash Flows
                       Three months ended March 31, 2001 and 2000            4

                       Notes to Financial Statements
                       March 31, 2001                                        5

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         6

            Item 3.    Quantitative and Qualitative Disclosure
                       of Market Risk                                        6

Part II.    Other Information

            Items 1-6.                                                       6

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Statements of Trust Activity
                                  In thousands
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                   03/31/2001       03/31/2000
                                                   ----------       ----------

Dividends on common stock of
  Journal Communications, Inc.
  held by the Trust                                    $8,476           $7,254
                                                       ======           ======


Dividends to holders of units
   of beneficial interest                              $8,476           $7,254
                                                       ======           ======


Dividends per share                                   $  0.35          $  0.30
                                                      =======          =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                            Statements of Cash Flows
                                  In thousands
                                   (Unaudited)


                                                       Three Months Ended
                                                       ------------------
                                                   03/31/2001       03/31/2000
                                                   ----------       ----------

Sources of cash:
     Receipts from purchasers of units
         of beneficial interest                       $24,833          $33,470

     Dividends received from
         Journal Communications, Inc.                   8,476            7,254
                                                      -------          -------

                                                       33,309           40,724

Uses of cash:
     Disbursements to sellers of
         units of beneficial interest                 (24,833)         (33,470)

     Dividends paid to holders of
         units of beneficial interest                 ( 8,476)         ( 7,254)
                                                      -------          -------
                                                      (33,309)         (40,724)

     Net change in cash                                     0                0

     Cash at beginning of year                              0                0
                                                      -------          -------

     Cash at March 31                                 $     0          $     0
                                                      =======          =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.   Organization
     ------------

     The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May 15, 1937, as amended, is the record holder of common stock of Journal Communications, Inc. (the Company), the issuance of units of beneficial interest in such shares (units), registering transfers of units and, in limited instances, voting shares of the Company's common stock held by it. The Trust is administered by five trustees who are employees and directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the employees who own units (unitholders) by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2.   Common Stock of the Company
     ---------------------------

     The Trust is the recordholder of ninety percent of the shares of common stock of the Company. The Trust has issued one unit for each share of common stock the Trust holds. The Company offers such units to its employees or employees of its subsidiaries (employees).

3.   Unitholders' Sales of Units of Beneficial Interest
     --------------------------------------------------

     Unitholders may sell their units only in accordance with the terms and conditions of the Trust. The Trust provides that, when a unitholder offers to sell units, certain persons may have the option to purchase the units at the formula price in accordance with procedures and time periods that the Trust prescribes. Persons who may have the option to purchase units include designated employees, the Grant Stockholders and the Company. Where the Trust requires a unitholder to offer to sell units, the Company's option to purchase the units extends for five years.

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

                         JOURNAL EMPLOYEES' STOCK TRUST
                    Notes to Financial Statements, continued
                                 March 31, 2001
                                   (Unaudited)



4.   Statement of Assets and Liabilities
     -----------------------------------

     The trust does not own any assets or have any liabilities; therefore, a statement of assets and liabilities is not provided.

5.   Common Stock Held and Trust Certificates Outstanding
     ----------------------------------------------------

     At March 31, 2001 and 2000, the Trust held 25,920,000 Trust shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income is based solely on dividends from Journal Communications, Inc.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

None.


                            Part II Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4- Submission of Matter to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 8, 2001                   By: /s/ Steven J. Smith
        ----------------                  --------------------------------------
                                          Steven J. Smith
                                          Trustee


Date:    May 8, 2001                   By: /s/ Paul M. Bonaiuto
        ----------------                  --------------------------------------
                                          Paul M. Bonaiuto
                                          Trustee