Form 10-Q
period 2001-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2001-08-01
CIK 54058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO____

As of June 30, 2001 there were 25,920,000 shares of Registrant's Units of Beneficial Interest outstanding.

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Statements of Trust Activity
                    Three and Six months ended June 30, 2001 and 2000        3

                    Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000                  4

                    Notes to Financial Statements
                    June 30, 2001                                            5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7

          Item 3.   Quantitative and Qualitative Disclosure
                    of Market Risk                                           7

Part II.  Other Information

          Items 1-4.                                                         7

          Items 5-6.                                                         8

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                JOURNAL EMPLOYEES' STOCK TRUST
                                 Statements of Trust Activity
                                         In thousands
                                         (Unaudited)

                                          Three Months Ended            Six Months Ended
                                          ------------------            -----------------
                                        06/30/2001  06/30/2000       06/30/2001    06/30/2000
                                        ----------  ----------       ----------    ----------

Dividends on common stock of
 Journal Communications, Inc.
 held by the Trust                         $8,927      $8,519          $17,403       $15,772
                                           ======      ======          =======       =======



Dividends to holders of units
   of beneficial interest                  $8,927      $8,519          $17,403       $15,772
                                           ======      ======          =======       =======



Dividends per share                        $ 0.35      $ 0.35          $  0.70       $  0.65
                                           ======      ======          =======       =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                            Statements of Cash Flows
                                  In thousands
                                   (Unaudited)


                                                         Six Months Ended
                                                         ----------------
                                                   06/30/2001       06/30/2000
                                                   ----------       ----------

Sources of cash:
     Receipts from purchasers of units
         of beneficial interest                      $120,246         $ 95,420

     Dividends received from
         Journal Communications, Inc.                  17,403           15,772
                                                     --------         --------

                                                      137,649          111,192


Uses of cash:
     Disbursements to sellers of
         units of beneficial interest                (120,246)         (95,420)

     Dividends paid to holders of
         units of beneficial interest                ( 17,403)        ( 15,772)
                                                     --------         --------
                                                     (137,649)        (111,192)
                                                     --------         --------


     Net change in cash                                     0                0

     Cash at beginning of year                              0                0
                                                     --------         --------

     Cash at June 30, 2001 and 2000                 $       0        $       0
                                                    =========        =========


                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1.   Organization
     ------------

     The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May 15, 1937, as amended, is the record holder of common stock of Journal Communications, Inc. (the Company), the issuance of units of beneficial interest in such shares (units), registering transfers of units and, in limited instances, voting shares of the Company's common stock held by it. The Trust is administered by five trustees who are employees and directors of the Company and receive no remuneration for services performed for theTrust. The trustees are required to distribute all trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the employees who own units (unitholders) by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

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

3.   Unitholders' Sales of Units of Beneficial Interest
     --------------------------------------------------

     Unitholders may sell their units only in accordance with the terms and conditions of the Journal Employees' Stock Trust Agreement (the Trust Agreement). Since 1996, the procedure under which employees have bought and sold units has essentially been that the Company has purchased units under the Trust Agreement's more cumbersome procedure under which selling unitholders sell units directly to "optionees" designated in accordance with the Trust Agreement. Purchases and sales of units by the Company are made at the formula price determined in accordance with the Trust Agreement (option price). Payments for units sold by unitholders are deposited with the Trust by the purchaser and remitted by the Trust to the seller.

                         JOURNAL EMPLOYEES' STOCK TRUST
                    Notes to Financial Statements, continued
                                  June 30, 2001
                                   (Unaudited)


4.   Statement of Assets and Liabilities
     -----------------------------------

     The Trust does not own any assets or have any liabilities; therefore, a statement of assets and liabilities is not provided.

5.   Common Stock Held and Trust Certificates Outstanding
     ----------------------------------------------------

     At June 30, 2001 and 2000, the Trust held 25,920,000 Trust shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

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

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4- Submission of Matters to a Vote of Security Holders

On June 5, 2001, the Trust held a Special Meeting of Unitholders (Special Meeting) for the purpose of considering four proposals to amend the Journal Employees' Stock Trust Agreement, dated May 15, 1937 (JESTA or Trust Agreement).

                         JOURNAL EMPLOYEES' STOCK TRUST

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the units of beneficial interest in the Journal Employees' Stock Trust, as they were instructed by the employee-eligible unitholders of the Company. 18,055,640 units were eligible to vote on the proposals to amend JESTA. 2,872,318 units were withheld for each proposal. 15,183,322 unites were represented at the Annual Meeting in person or by proxy.

1. The proposal to clarify the definition of "Retirement" under the Trust Agreement was approved.

     Votes For (% of units represented)      Votes Against       Votes Withheld
              14,634,096 (81%)                   549,226           2,872,318

2. The proposal to specifically allow a sell-back period of up to five years for unitholders who cease to be employees of a Journal Communications company because of a downsizing, restructuring, reorganization, job elimination, divestiture, outsourcing, or similar action was approved.

     Votes For (% of units represented)      Votes Against       Votes Withheld
              14,567,921 (81%)                   615,401           2,872,318

3. The proposal to confirm that units of beneficial interest that Journal Communications purchases and resells continue to be restricted as to their transfer was approved.

     Votes For (% of units represented)      Votes Against       Votes Withheld
              14,707,269 (81%)                   476,053           2,872,318

4. The proposal to grant the trustees the discretion to exclude large and unusual income or expenses from the earnings component of the calculation of the price at which unitholders may buy or offer to sell units under the Trust Agreement, subject to certain limitations, was approved.

     Votes For (% of units represented)      Votes Against       Votes Withheld
              14,303,099 (79%)                   880,223           2,872,318

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
      (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended.
      (4.2) Amendments to Journal Employees' Stock Trust Agreement as approved by unitholders on June 5, 2001.

(b) Reports on Form 8-K

None

                         JOURNAL EMPLOYEES' STOCK TRUST


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   July 30, 2001                     By: /s/ Steven J. Smith
       ------------------                    ----------------------------------
                                             Steven J. Smith
                                             Trustee



Date:   July 30, 2001                     By: /s/ Paul M. Bonaiuto
       ------------------                    ----------------------------------
                                             Paul M. Bonaiuto
                                             Trustee

                                 EXHIBIT INDEX


     Exhibit No.                Description

      (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended.

      (4.2) Amendments to Journal Employees' Stock Trust Agreement as approved by unitholders on June 5, 2001 (incorporated by reference to Exhibits B through E to the Definitive Proxy Statement of the Journal Employees' Stock Trust and Journal Communications, Inc. included in the Schedule 14A filed jointly on April 30, 2001).