Form 10-Q
period 2001-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2001-11-13
CIK 54058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

333 W. State Street,
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

As of September 30, 2001 there were 25,920,000 shares of Registrant's Units of Beneficial Interest outstanding.

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Statements of Trust Activity
                    Three and Nine months ended September 30, 2001 and 2000    3

                    Statements of Cash Flows
                    Nine months ended September 30, 2001 and 2000              4

                    Notes to Financial Statements
                    September 30, 2001                                         5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              7

          Item 3.   Quantitative and Qualitative Disclosure
                    of Market Risk                                             7

Part II.  Other Information

          Items 1-6                                                            7

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Statements of Trust Activity
                                  In thousands
                                   (Unaudited)


                                   Three Months Ended         Nine Months Ended
                                   ------------------         -----------------
                                 09/30/2001  09/30/2000   09/30/2001  09/30/2000
                                 ----------  ----------   ----------  ----------

Dividends on common stock of
 Journal Communications, Inc.
 held by the Trust                 $8,956      $8,411         $26,359   $24,183
                                   ======      ======         =======   =======


Dividends to holders of units
   of beneficial interest          $8,956      $8,411         $26,359   $24,183
                                   ======      ======         =======   =======


Dividends per share                $ 0.35      $ 0.35         $  1.05   $  1.00
                                   ======      ======         =======   =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                            Statements of Cash Flows
                                  In thousands
                                   (Unaudited)


                                                        Nine Months Ended
                                                        -----------------
                                                  09/30/2001        09/30/2000
                                                  ----------        ----------

Sources of cash:
     Receipts from purchasers of units
         of beneficial interest                     $164,323          $123,813

     Dividends received from
         Journal Communications, Inc.                 26,359            24,183
                                                   ---------         ---------

                                                     190,682           147,996

Uses of cash:
     Disbursements to sellers of
         units of beneficial interest               (164,323)         (123,813)

     Dividends paid to holders of
         units of beneficial interest               ( 26,359)         ( 24,183)
                                                   ---------         ---------
                                                    (190,682)         (147,996)
                                                   ---------         ---------

     Net change in cash                                    0                 0

     Cash at beginning of year                             0                 0
                                                   ---------         ---------

     Cash at September 30, 2001 and 2000           $       0         $       0
                                                   =========         =========


                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

1.   Organization
     ------------

     The only business of Journal Employees' Stock Trust (the Trust), under agreement dated May 15, 1937, as amended, is being the record holder of common stock of Journal Communications, Inc. (the Company), the issuance of units of beneficial interest in such shares (units), registering transfers of units and, in limited instances, voting shares of the Company's common stock held by it. The Trust is administered by five trustees who are employees and directors of the Company and receive no remuneration for services performed for the Trust. The trustees are required to distribute all trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Trust have been paid by the Company, and cash dividends payable to the Trust have been paid directly to the employees who own units (unitholders) by the Company. The Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

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

                         JOURNAL EMPLOYEES' STOCK TRUST
                    Notes to Financial Statements, continued
                               September 30, 2001
                                   (Unaudited)


4.   Statement of Assets and Liabilities
     -----------------------------------

     The Trust does not own any assets or have any liabilities; therefore, a statement of assets and liabilities is not provided.

5.   Common Stock Held and Trust Certificates Outstanding
     ----------------------------------------------------

     At September 30, 2001 and 2000, the Trust held 25,920,000 Trust shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income is based solely on dividends from Journal Communications, Inc.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

None

                           Part II. Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

          None

(b)      Reports on Form 8-K

          None

                         JOURNAL EMPLOYEES' STOCK TRUST


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 2001                   By: /s/ Steven J. Smith
     ------------------                       ---------------------------------
                                              Steven J. Smith
                                              Trustee


Date: November 13, 2001                   By: /s/ Paul M. Bonaiuto
     ------------------                       ---------------------------------
                                              Paul M. Bonaiuto
                                              Trustee