Form 10-K
period 2001-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2002-04-01
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001
     Commission File Number: 0-7832

                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of Registrant as specified in its charter)

Wisconsin                                                             39-0382060
------------------------                                  ----------------------
(State of incorporation)                                        (I.R.S. Employer
                                                          identification number)
333 West State Street, Milwaukee, Wisconsin                                53203
-------------------------------------------                                -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of
Registrant:
Not Applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 2002:

           Class                                   Outstanding at March 6, 2002
           -----                                   ----------------------------
Units of Beneficial Interest                                 25,920,000

                       Documents Incorporated by Reference

Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 2001, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 2002 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication no later than April 30, 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report (including information we incorporate in it by reference) on Form 10-K contains statements which we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may state the current expectations of the Journal Employees' Stock Trust (the Stock Trust) or its trustees or of Journal Communications, Inc. (the Company) or its management. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, the words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in network affiliation agreements, changes in regulations governing the number of broadcast licenses a person may control, quality and rating of network over-the-air broadcast programs available to the Company's customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper, and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report.

                                     PART I
                                ITEM 1. BUSINESS

The Registrant is a trust (the Stock Trust) created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement), by all of the stockholders of The Journal Company, Inc. (now known as Journal Communications, Inc.), a Wisconsin corporation. Its creation was due to the determination of Harry J. Grant, Chairman of the Company from 1935 to his death in 1963, to offer employees the opportunity to become partners in ownership of the Company. The purpose of the Stock Trust and the Trust Agreement is to enable eligible employees to enjoy a beneficial interest in the shares of the Company's common stock, to vote those shares in certain instances, to take part in the benefits of ownership, such as capital accumulation and discretionary dividends, and to control the transfer of units of beneficial interest outside the Company's active employee group. Employees own units of beneficial interest (units) representing beneficial interests in the Stock Trust. The intent is to promote stability and continuity of management and control of the Company in the interest of the Company, the descendants of Harry J. Grant (Grant family stockholders) and its employee owners (unitholders). Among other consequences of that stability and continuity, the Company remains an independent company, and its media businesses can express independent editorial voices.

A unit is different than a share of common stock offered by publicly traded companies. Units cannot be traded on the open market. In general, a unit only can be sold to another employee or to the Company. A unit does not provide a unitholder with all of the rights typically associated with stock ownership. The Trust Agreement governs all aspects of unitholders' rights and obligations.

In 1937, the stockholders deposited 25% of the Company's outstanding common stock in the Stock Trust for units reflecting beneficial ownership in the 25% of the Company's common stock held by the Stock Trust. The units were then sold to employees. Similar deposits of the Company's common stock and sales of units in subsequent years have increased the number of shares of the Company's common stock deposited in the Stock Trust to 90% of the outstanding common stock, or 25,920,000 shares, and an equal number of units have been issued in exchange. There is one share of the Company's common stock in the Stock Trust for every unit issued. Employees take part in the employee ownership program by buying units in the Stock Trust. The Grant family stockholders own the remaining 10% of the Company's common stock.

The Company and the Grant family stockholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company or its subsidiaries or established by employees to provide retirement benefits and other trusts for the benefit of individual beneficiaries or charity are eligible to own units.

OVERSIGHT OF THE STOCK TRUST

The Stock Trust is administered by five trustees who currently are each an officer and a director of the Company. It engages in no business other than being the holder of record of the Company's common stock, issuing units in exchange for shares of the Company's common stock, and in limited instances, voting shares of the Company's common stock held by it.

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

The Company intends to pay all administrative costs of the Trust Agreement, and so long as that continues neither the Company nor the Stock Trust will impose any charges or deductions for administration against unitholders or against trust assets. There are no liens on any trust assets. However, unitholders may pledge units to secure loans in accordance with procedures established by the trustees.

For a further discussion of the Stock Trust's operation and unit ownership, see
Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in the Annual Report of the Company on Form 10-K, filed herewith as Exhibit 99.1 and incorporated herein by reference.

                               ITEM 2. PROPERTIES

The Registrant owns no physical properties. Its records are kept and its administrative functions are performed in the offices of the Company in Milwaukee, Wisconsin.

                            ITEM 3. LEGAL PROCEEDINGS

None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                             SECURITYHOLDER MATTERS

PURCHASES AND SALES OF UNITS

All purchases and sales of units are transacted at the option price set forth by the Trust Agreement, typically the option price in effect at the time of the transaction. The option price is based upon a formula prescribed within the Trust Agreement. The formula uses the Company's book value and the past five year's net income as factors in calculating the option price. An option price is calculated approximately every four weeks.

After a 90-day waiting period, full-time employees of the Company and its subsidiaries are eligible to take part in the employee-ownership program. Part-time employees are eligible to buy units if they have 1,000 or more hours of service during each of the two then most recent calendar years. As the Company adds new operations and companies, their employees become eligible for employee-ownership under these rules. The Company and the Grant family stockholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company or its subsidiaries or established by employees to provide retirement benefits and certain other trusts for the benefit of individual beneficiaries or charities are eligible to own units.

The Company has offered units to eligible employees on a rotation basis. A rotation schedule determines the time the Company will make the offering to the group to which each employee has been assigned for purposes of the employee-ownership rotation. Most often, the Company assigns all the employees of a given business unit to the same group, which only includes employees from that business unit. However, in some cases, the Company may divide the employees of a business unit into two or more groups for rotation purposes. The frequency of the rotation and the number of units offered to employees depends on the number of units that the Company has, or anticipates having, available to sell and the number of units that the Company desires to sell because the Company may choose to retain rather than sell units.

In addition to offering units to employees on a rotation basis, the Company may allow participants in some incentive plans to use all or a portion of a cash incentive award to purchase units. For this purpose, units have been valued at the formula option price then in effect. Units that participants acquire in this manner are subject to all terms, conditions, restrictions and rights of units and unitholders.

All units are subject to mandatory offers to sell upon termination of employment and to restrictions on their resale. In general, the Trust Agreement requires that an employee must offer to sell his or her units back when he or she retires or otherwise terminates employment and that employees sell units only to certain classes of eligible purchasers. For this purpose, termination occurs when one ceases to be an employee of the Company or its subsidiaries. Employees that retire, as defined by the Journal Communications, Inc. Employees' Pension Plan, may hold a pro rata share of their units for up to ten years after their retirement from the Company. In such circumstances, the cumulative number of units that a retired employee must offer to sell increases in equal increments of ten percent each year for ten years beginning on the first anniversary of the employee's retirement. Employees that are terminated because of downsizing, restructuring, reorganization, job elimination, divestiture, outsourcing or similar event in each case that results in the termination of a sufficient number of employees (as determined by the trustees at their sole discretion) may hold a pro rata portion of units for a period of up to five years after such termination, depending on the number of years the employee has owned units. Employees that terminate their employment for reasons other than retirement or for downsizing, restructuring, etc. are required to offer to sell all of their units immediately.

The Trust Agreement provides that, when a unitholder offers to sell units, certain persons may have the option to purchase the units at the formula option price in accordance with procedures and time periods that the Trust Agreement prescribes. Persons who may have the option to purchase units include employees designated by the President of the Company or the Board of Directors, the Grant family stockholders and the Company. Where the Trust Agreement requires a unitholder to offer to sell units, the Company's option to purchase the units extends for five years. While it is not obligated to so, recent practice has been that the Company elects to immediately purchase units offered for sale, and the Company then resells the units to other employees as described above.

UNITHOLDERS' RIGHTS AND RESTRICTIONS

Each unit entitles its holder to the rights set forth in the Trust Agreement, which, to some extent, are similar to rights associated with one share of the Company's common stock and are subject to certain limitations in the Trust Agreement.

Unitholders do not have preemptive rights, the right to maintain a proportionate interest in the Company or the Stock Trust, with respect to the units that the Company or unitholders sell in accordance with the Trust Agreement. Unitholders also do not have the right to force the Company or the Stock Trust to purchase from them units or the underlying shares of the Company's common stock, and neither units nor shares are convertible into cash or any other security. However, the Grant family stockholders may convert their shares into a proportionate number of units and may reconvert the units so issued into shares at any time.

The Stock Trust, as holder of the Company's common stock, is entitled to such dividends as the Board of Directors of the Company may declare in its discretion. The trustees in turn must pass the dividends (other than stock dividends) through to the unitholders as soon as practicable after receipt (stock dividends are retained by the Stock Trust.) If the Company delivers any shares of its common stock to the Stock Trust through a stock dividend or stock split, then the Stock Trust retains those shares. Upon the receipt of such shares, the trustees distribute additional units to the unitholders so as to retain the relationship of one unit for each share of the Company's common stock. At the direction of the trustees, the Company has paid all dividends directly to the unitholders. The Stock Trust, as such, pays no dividends. The payment of future dividends will depend upon the Company's earnings, its financial position, its need for cash for capital expenditures or acquisitions and other relevant factors. Accordingly, the Company may reduce the dividend payment rate or terminate the payment of dividends at any time.

The Stock Trust, as holder of the Company's common stock, is entitled to one vote per share in the election of directors and in all matters requiring a vote of the stockholders of the Company. When the trustees receive notice of any meeting of the Company's stockholders, the Trust Agreement requires them to issue to each active employee unitholder a proxy empowering him or her to vote the number of shares in which his or her units represents an interest.

From time to time the Stock Trust holds meetings of its unitholders to vote with respect to proposed amendments to the Trust Agreement. In addition, there must be a meeting of unitholders prior to terminating the Trust Agreement. Each active employee unitholder and certain employee benefit trusts may vote the number of units the unitholder owns. Unitholders may vote by proxy at these meetings. The Trust Agreement may only be amended or terminated if all of the following vote to amend or terminate it: two-thirds of the outstanding units that active employees and certain employee benefit trusts established by employees hold; all of the trustees; and 80% of the shares of the Company's common stock that the Grant family stockholders hold. The Company does not vote at meetings of unitholders, and its approval is not required to amend or terminate the Trust Agreement. Under the Trust Agreement, it would be very difficult, if not impossible, for the trustees to sell or otherwise permanently dispose of any shares of the Company's common stock that the Stock Trust holds. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of their units, then their units will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and the Grant family stockholders. If any units remain unsold, first the nonconsenting eligibles and then the Grant family stockholders have a second opportunity to purchase. Finally, if any units still remain, then the Company may purchase them. All of these purchases would be made at the formula option price as set forth in the Trust Agreement.

If the Company liquidates or dissolves, then the Stock Trust, as holder of the Company's common stock, is entitled to a pro rata share of the assets available for distribution on the Company's common stock. In addition, if the Company liquidates or dissolves or if the Stock Trust terminates as a result of a sale or other disposition of all or any part of the Company's common stock that the Stock Trust holds, then the unitholders will receive a pro rata distribution of the assets of the Stock Trust (or of the proceeds of any partial disposition), less any amounts withheld for taxes, expenses and other charges.

For additional information see Item 5, "Market For Registrant's Common Stock and Related Stockholder Matters," of the Company's Annual Report, on Form 10-K, filed herewith as Exhibit 99.1 and incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

None.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

None.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

The Financial Statements with accompanying Report of Independent Auditors are presented on the pages immediately following.

                         Journal Employees' Stock Trust
                        Statements of Financial Position




                                                     December 31
                                                2001            2000
                                             ------------    ------------

Assets                                       $      -        $      -
                                             ============    ============


Liabilities                                  $      -        $       -
                                             ============    ============









                             See accompanying notes.

                         Journal Employees' Stock Trust
                          Statements of Trust Activity




                                               Year ended December 31
                                         2001           2000           1999
                                      -----------    -----------    -----------

Dividends on common stock
 of Journal Communications, Inc.
 held by the Stock Trust              $33,977,902    $32,877,342    $28,002,626
                                      ===========    ===========    ===========

Dividends to holders of units of
 beneficial interest                  $33,977,902    $32,877,342    $28,002,626
                                      ===========    ===========    ===========

Dividends per share                         $1.35          $1.35          $1.14





                             See accompanying notes.

                         Journal Employees' Stock Trust
                            Statements of Cash Flows



                                             Year ended December 31
                                      2001            2000            1999
                                  -------------   -------------   -------------

Sources of cash:
  Receipts from purchasers of
   units of beneficial interest   $ 186,177,946   $ 167,952,451   $ 118,444,786
  Dividends received from
   Journal Communications, Inc.      33,977,902      32,877,342      28,002,626
                                  -------------   -------------   -------------
                                    220,155,848     200,829,793     146,447,412
Uses of cash:
  Disbursements to sellers of
   units of beneficial interest    (186,177,946)   (167,952,451)   (118,444,786)
  Dividends paid to holders of
   units of beneficial interest     (33,977,902)    (32,877,342)    (28,002,626)
                                  -------------   -------------   -------------
                                   (220,155,848)   (200,829,793)   (146,447,412)

Net change in cash                            -               -               -
Cash at beginning of year                     -               -               -
                                  -------------   -------------   -------------
Cash at end of year               $           -   $           -   $           -
                                  =============   =============   =============






                             See accompanying notes.

                         Journal Employees' Stock Trust
                          Notes to Financial Statements
                          Year ended December 31, 2001



1.   ORGANIZATION

The only business of Journal Employees' Stock Trust (the Stock Trust), under the Journal Employee Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement), is being the holder of record of common stock of Journal Communications, Inc. (the Company), the issuance of units of beneficial interest (units) in exchange for shares of the Company's common stock, and, in limited instances, voting shares of the Company's common stock held by it. The Stock Trust is administered by five trustees who are currently officers and directors of the Company and receive no remuneration for services performed for the Stock Trust. The trustees are required to distribute all Stock Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Stock Trust have been paid by the Company, and cash dividends payable to the Stock Trust have been paid by the Company directly to the employees who own units (unitholders). The Stock Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2.   COMMON STOCK OF THE COMPANY

The Stock Trust is the holder of record of ninety percent of the Company's common stock. The Stock Trust has issued one unit for each share of common stock which the Stock Trust holds. The Company offers such units to its employees or employees of its subsidiaries (employees).

3.   UNITHOLDERS' SALES OF UNITS OF BENEFICIAL INTEREST

Unitholders may sell their units only in accordance with the terms and conditions of the Trust Agreement. Since 1996, the procedure under which employees have bought and sold units has essentially been that the Company has purchased units under the Trust Agreement and resold them to active employees in lieu of the Trust Agreement's more cumbersome procedure under which selling unitholders sell units directly to "optionees" designated in accordance with the Trust Agreement. Purchases and sales of units by the Company are made at the formula price as set forth by the Trust Agreement. Payments for units sold by unitholders are deposited with the Stock Trust by the purchaser and remitted by the Stock Trust to the seller.

                         Journal Employees' Stock Trust
                          Notes to Financial Statements


4.   COMMON STOCK HELD AND TRUST CERTIFICATES OUTSTANDING

At December 31, 2001 and 2000, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

                         Report of Independent Auditors




The Trustees
Journal Employees' Stock Trust

We have audited the accompanying statements of financial position of Journal Employees' Stock Trust (the Stock Trust) as of December 31, 2001 and 2000, and the related statements of trust activity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the trustees of the Stock Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Journal Employees' Stock Trust at December 31, 2001 and 2000, and trust activity and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP


/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 25, 2002

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All trustees are directors of the Company and have been employed by the Company, in key management positions, for at least five years. Following are the names and ages of the trustees and the year in which each became a stock trustee and the positions held by each during the past five years with the Company.

STEVEN J. SMITH (51)
Trustee since March 1990; Chairman of the Board of Directors of the Company since December 1998 and Chief Executive Officer since March 1998; President of the Company from September 1992 to December 1998; Director of the Company since 1987.

DOUGLAS G. KIEL (53)
Trustee since March 1995; President of the Company since December 1998; Chief Executive Officer of Journal Broadcast Group* since December 2001; Executive Vice President of the Company between June 1997 and December 1998; President of Journal Broadcast Group, Inc.* from June 1992 to December 1998; Director of the Company since 1991.

PAUL M. BONAIUTO (51)
Trustee since February 1996; Executive Vice President of the Company since June 1997 and Chief Financial Officer since January 1996; Senior Vice President of the Company between March 1996 and June 1997; Director of the Company since June 1993.

KEITH K. SPORE (59)
Trustee since January 1999; Director and Senior Vice President of the Company and President of Journal Sentinel Inc.* since September 1995; Publisher of the Milwaukee Journal Sentinel since June 1996.

JAMES J. DITTER (40)
Trustee since July 1999; Director and Vice President of the Company since September 1995; President of Norlight Telecommunications, Inc.* since September 1995.

-----------------------------------------
*A subsidiary of the Company

                         ITEM 11. EXECUTIVE COMPENSATION

The five trustees, all employees of the Company, do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by the Company, in such trustees' capacities as employees of the Company, will be presented in the Proxy Statement of the Company, to be filed as
Exhibit 99.2 no later than April 30, 2002, and incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

Information in response to this item is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission no later than April 30, 2002.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV
          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a)  l.   Financial Statements and Schedules

          The financial statements and schedules listed in the accompanying index are filed as part of this annual report. All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     2.   Exhibits

          The exhibits listed in the accompanying index to exhibits are filed as part of this annual report on Form 10-K.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 14(a))

1.   Financial Statements                                        Form 10-K Page
     --------------------                                        --------------

     Statements of Financial Position at
      December 31, 2001 and 2000                                         9

     Statements of Trust Activity for each of the three
      years in the period ended December 31, 2001                       10

     Statements of Cash Flows for each of the three
      years in the period ended December 31, 2001                       11

     Notes to Financial Statements at December 31, 2001              12-13

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

     (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Journal Employees' Stock Trust for the quarter ended June 30, 2001).

     (23)   Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

     (99.1) Annual Report to Shareholders of Journal Communications, Inc., on
            Form 10-K, filed herewith (incorporated by reference to the annual report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 2001 [Commission File No. 0-7831]).

     (99.2) Proxy Statement of Journal Communications, Inc., to be filed upon its publication no later than April 30, 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            JOURNAL EMPLOYEES' STOCK TRUST



                                            By: /s/ Steven J. Smith
                                               ---------------------------------
                                                Steven J. Smith, Trustee


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   TRUSTEES OF JOURNAL EMPLOYEES' STOCK TRUST



/s/  Steven J. Smith                                    March 28, 2002
-------------------------------
Steven J. Smith


/s/  Douglas G. Kiel                                    March 28, 2002
-------------------------------
Douglas G. Kiel


/s/  Paul M. Bonaiuto                                   March 28, 2002
-------------------------------
Paul M. Bonaiuto


/s/  Keith K. Spore                                     March 28, 2002
-------------------------------
Keith K. Spore


/s/  James J. Ditter                                    March 28, 2002
-------------------------------
James J. Ditter