Form 10-Q
period 2002-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2002-05-08
CIK 54058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number      0-7832
                            ------


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                     39-6153189
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 661, 333 W. State St.,
Milwaukee, Wisconsin 53201                                 53201
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 414 224-2728



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES_X_  NO__

As of March 31, 2002 there were 25,920,000 shares of Registrant's Units of Beneficial Interest outstanding.

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Statements of Financial Position
                    As of March 31, 2002 and December 31, 2001              3

                    Statements of Trust Activity
                    Three months ended March 31, 2002 and 2001              4

                    Statements of Cash Flows
                    Three months ended March 31, 2002 and 2001              5

                    Notes to Financial Statements
                    March 31, 2002                                          6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8

          Item 3.   Quantitative and Qualitative Disclosure
                    of Market Risk                                          8

Part II.  Other Information

          Items 1-6.                                                        8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         JOURNAL EMPLOYEES' STOCK TRUST
                        Statements of Financial Position
                                   (Unaudited)

                                          March 31, 2002     December 31, 2001
                                          --------------     -----------------


Assets                                        $      --           $      --
                                              =========           =========


Liabilities                                   $      --           $      --
                                              =========           =========


                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Statements of Trust Activity
                                  In thousands
                                   (Unaudited)


                                                   Three Months Ended
                                                   ------------------
                                          March 31, 2002     March 31, 2001
                                          --------------     --------------

Dividends on common stock of
  Journal Communications, Inc.
  held by the Stock Trust                        $7,079             $8,476
                                                 ======             ======


Dividends to holders of units
  of beneficial interest                         $7,079             $8,476
                                                 ======             ======


Dividends per share                              $ 0.30             $ 0.35
                                                 ======             ======


                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                            Statements of Cash Flows
                                  In thousands
                                   (Unaudited)


                                                     Three Months Ended
                                                     ------------------
                                             March 31, 2002     March 31, 2001
                                             --------------     --------------

Sources of cash:
     Receipts from purchasers of units
         of beneficial interest               $  94,854          $  24,833

     Dividends received from
         Journal Communications, Inc.             7,079              8,476
                                              ---------          ---------
                                                101,933             33,309

Uses of cash:
     Disbursements to sellers of
         units of beneficial interest           (94,854)           (24,833)

     Dividends paid to holders of
         units of beneficial interest            (7,079)            (8,476)
                                              ---------          ---------
                                               (101,933)           (33,309)
                                              ---------          ---------

     Net change in cash                               0                  0

     Cash at beginning of year                        0                  0
                                              ---------          ---------

     Cash at March 31                         $       0          $       0
                                              =========          =========


                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

                         JOURNAL EMPLOYEES' STOCK TRUST
                    Notes to Financial Statements, continued
                                 March 31, 2002
                                   (Unaudited)


4.   Common Stock Held and Trust Certificates Outstanding
     ----------------------------------------------------

     At March 31, 2002 and 2001, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income is based solely on dividends from Journal Communications, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

None.


                           Part II. Other Information

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     None.

b)   Reports on Form 8-K
     The Stock Trust did not file any report on Form 8-K during the period covered by this quarterly report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 8, 2002                      By: /s/ Steven J. Smith
     -----------------                    --------------------------------------
                                          Steven J. Smith
                                          Trustee


Date: May 8, 2002                      By: /s/ Paul M. Bonaiuto
     -----------------                    --------------------------------------
                                          Paul M. Bonaiuto
                                          Trustee