Form 10-Q
period 2002-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2002-08-02
CIK 54058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2002

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

          333 W. State Street
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
YES   X     NO
    -----      -----

As of June 30, 2002 there were 25,920,000 shares of Registrant's Units of Beneficial Interest outstanding.

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX


                                                                        Page No.

Part I.   Financial Information

          Item 1.  Financial Statements

                   Statements of Financial Position
                   As of June 30, 2002 (Unaudited) and
                   December 31, 2001                                        3

                   Unaudited Statements of Trust Activity
                   Three and Six Months ended June 30, 2002
                   and 2001                                                 4

                   Unaudited Statements of Cash Flows
                   Six Months ended June 30, 2002 and 2001                  5

                   Notes to Financial Statements
                   June 30, 2002                                            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7

          Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk                                        7

Part II.  Other Information


          Items 1-6.                                                        7

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                         JOURNAL EMPLOYEES' STOCK TRUST
                        Statements of Financial Position


                                       June 30, 2002       December 31, 2001
                                       -------------       -----------------
                                        (Unaudited)


Assets                                   $      --             $      --
                                         =========             =========



Liabilities                              $      --             $      --
                                         =========             =========



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                     Unaudited Statements of Trust Activity
                    (in thousands, except per share amounts)


                                         Three Months             Six Months
                                         Ended June 30           Ended June 30
                                      -------------------     ------------------
                                        2002       2001         2002       2001
                                        ----       ----         ----       ----


Dividends on common stock of
 Journal Communications, Inc.
 held by the stock trust              $ 7,175    $ 8,927      $14,254    $17,403
                                      =======    =======      =======    =======



Dividends to holders of units
 of beneficial interest               $ 7,175    $ 8,927      $14,254    $17,403
                                      =======    =======      =======    =======



Dividends per share                   $  0.30    $  0.35      $  0.60    $  0.70
                                      =======    =======      =======    =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                       Unaudited Statements of Cash Flows
                                 (in thousands)


                                                    Six Months Ended June 30
                                                  ---------------------------
                                                     2002             2001
                                                  ----------       ----------


Sources of cash:
  Receipts from purchasers of units
   of beneficial interest                         $ 136,534        $ 120,246

  Dividends received from
   Journal Communications, Inc.                      14,254           17,403
                                                  ---------        ---------

                                                    150,788          137,649


Uses of cash:
  Disbursements to sellers of
   units of beneficial interest                    (136,534)        (120,246)

  Dividends paid to holders of
   units of beneficial interest                     (14,254)         (17,403)
                                                  ---------        ---------

                                                   (150,788)        (137,649)



  Net change in cash                                     --               --

  Cash at beginning of year                              --               --
                                                  ---------        ---------

  Cash at June 30                                 $      --        $      --
                                                  =========        =========



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1.   Organization
     ------------

     The only business of Journal Employees' Stock Trust (the Stock Trust), under the Journal Employee Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement), is being the holder of record of common stock of Journal Communications, Inc. (the Company), the issuance of units of beneficial interest (units) in exchange for shares of the Company's common stock and voting shares of the Company's common stock held by it. The Stock Trust is administered by five trustees who are currently officers and directors of the Company and receive no remuneration for services performed for the Stock Trust. The trustees are required to distribute all Stock Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Stock Trust have been paid by the Company, and cash dividends payable to the Stock Trust have been paid by the Company directly to the employees and former employees who own units (unitholders). The Stock Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2.   Common Stock of the Company
     ---------------------------

     The Stock Trust is the holder of record of ninety percent of the Company's common stock. The Stock Trust has issued one unit for each share of common stock which the Stock Trust holds.

3.   Unitholders' Purchases and Sales of Units of Beneficial Interest
     ----------------------------------------------------------------

     Unitholders may offer to sell their units only in accordance with the terms and conditions of the Trust Agreement, which provides four classes of optionees the right to elect to purchase units offered for sale. The Company, as one of the optionees under the Trust Agreement, is not obligated to purchase units, though in recent years for the convenience of unitholders, it has elected to do so. There is no assurance the Company will elect to buy units offered for sale in the future. Since 1996, the Company has elected to offer units owned by the Company for sale to eligible Company employees through a rotation system.

4.   Common Stock Held and Trust Certificates Outstanding
     ----------------------------------------------------

     At June 30, 2002 and 2001, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued certificates evidencing a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income is based solely on dividends from Journal Communications, Inc.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

                           Part II. Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit No.      Description
     -----------      -----------

         3.1 Articles of Association of Journal Communications, Inc., as amended (Incorporated by Reference to the Quarterly Report on Form 10-Q of Journal Communications, Inc. (Commission File No. 0-7831) for the quarterly period ended June 16, 2002).

         3.2 By-Laws of Journal Communications, Inc., as amended (Incorporated by Reference to the Quarterly Report on Form 10-Q of Journal Communications, Inc. (Commission File No. 0-7831) for the quarterly period ended June 16, 2002).

        99.1 Written Statement of the Trustee (Steven J. Smith) with respect to compliance with Section 13(a) of the Securities and Exchange Act of 1934.

        99.2 Written Statement of the Trustee (Paul M. Bonaiuto) with respect to compliance with Section 13(a) of the Securities and Exchange Act of 1934.

                         JOURNAL EMPLOYEES' STOCK TRUST

Item 6 - Exhibits and Reports on Form 8-K, cont.

b)   Reports on Form 8-K

     The Stock Trust did not file any report on Form 8-K during the period covered by this quarterly report.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  August 2, 2002                       /s/ Steven J. Smith
     --------------------------------      -------------------------------------
                                           Steven J. Smith
                                           Trustee


Date  August 2, 2002                       /s/ Paul M. Bonaiuto
     ---------------------------------     -------------------------------------
                                           Paul M. Bonaiuto
                                           Trustee