Form 10-Q
period 2002-09-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2002-11-15
CIK 54058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


Commission file number      0-7832
                            ------


                         JOURNAL EMPLOYEES' STOCK TRUST
             (Exact name of registrant as specified in its charter)


                           WISCONSIN                                           39-6153189
 (State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


333 W. State Street
Milwaukee, Wisconsin                                                               53203
(Address of principal executive offices)                                         (Zip Code)

        Registrant's telephone number, including area code: 414-224-2728


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    -----      -----

As of September 30, 2002 there were 25,920,000 of the Registrant's Units of Beneficial Interest outstanding (2,810,971 of which were held by Journal Communications, Inc.).

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
Part I.       Financial Information

              Item 1.       Financial Statements

                            Statements of Financial Position
                            As of September 30, 2002 (Unaudited) and December 31, 2001                   3

                            Unaudited Statements of Trust Activity
                            Three and Nine Months ended September 30, 2002 and 2001                      4

                            Unaudited Statements of Cash Flows
                            Nine Months ended September 30, 2002 and 2001                                5

                            Notes to Financial Statements
                            September 30, 2002                                                           6

              Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                7

              Item 3.       Quantitative and Qualitative Disclosure
                            About Market Risk                                                            7

              Item 4.       Controls and Procedures                                                      7

Part II.      Other Information


              Items 1-6.                                                                                 7

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         JOURNAL EMPLOYEES' STOCK TRUST
                        Statements of Financial Position


                                                          September 30, 2002            December 31, 2001
                                                          ------------------            -----------------
                                                               (Unaudited)
Assets                                                             $      --                    $      --
                                                                   =========                    =========



Liabilities                                                        $      --                    $      --
                                                                   =========                    =========



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                     Unaudited Statements of Trust Activity
                    (in thousands, except per share amounts)


                                             Three Months Ended September 30            Nine Months Ended September 30
                                             -------------------------------            ------------------------------
                                                 2002              2001                     2002             2001
                                                 ----              ----                     ----             ----
Dividends on common stock of
   Journal Communications, Inc.
   held by the Stock Trust                    $  6,977           $  8,956                $   21,231         $26,359
                                              ========           ========                ==========         =======



Dividends to holders of units
   of beneficial interest                     $  6,977           $  8,956                $   21,231         $26,359
                                              ========           ========                ==========         =======



Dividends per share                           $   0.30           $   0.35                $     0.90         $  1.05
                                              ========           ========                ==========         =======



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                       Unaudited Statements of Cash Flows
                                 (in thousands)


                                                       Nine Months Ended September 30
                                                     ----------------------------------
                                                       2002                      2001
                                                     ---------                ---------
Sources of cash:
     Receipts from purchasers of units
         of beneficial interest                      $ 160,937                $ 164,323

     Dividends received from
         Journal Communications, Inc.                   21,231                   26,359
                                                     ---------                ---------

                                                       182,168                  190,682


Uses of cash:
     Disbursements to sellers of
         units of beneficial interest                 (160,937)                (164,323)

     Dividends paid to holders of
         units of beneficial interest                  (21,231)                 (26,359)
                                                     ---------                ---------

                                                      (182,168)                (190,682)



     Net change in cash                                     --                       --

     Cash at beginning of year                              --                       --
                                                     ---------                ---------

     Cash at September 30                            $      --                $      --
                                                     =========                =========



                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

1.       Organization

         The primary business of the Journal Employees' Stock Trust (the Stock Trust) is being the holder of record of certain shares of common stock of Journal Communications, Inc. (the Company), the issuance of, record keeping and transactions in units of beneficial interest (units) that represent shares of common stock of the Company owned by the Stock Trust, voting (including issuance and tabulation of unitholder proxies) of the common stock of the Company owned by the Stock Trust, and such other matters as are specified in the Journal Employees Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement). The Stock Trust is administered by five trustees who are currently officers and directors of the Company and receive no remuneration for services performed for the Stock Trust. The trustees are required to distribute all Stock Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Stock Trust have been paid by the Company, and cash dividends payable to the Stock Trust have been paid by the Company directly to the employees and former employees who own units (unitholders). The Stock Trust distributes all of its income and, therefore, pays no income taxes under applicable income tax codes.

2.       Common Stock of the Company

         The Stock Trust is the holder of record of ninety percent of the Company's common stock. The Stock Trust has issued one unit for each share of common stock which the Stock Trust holds.

3.       Unitholders' Purchases and Sales of Units of Beneficial Interest

         Unitholders may offer to sell their units only in accordance with the terms and conditions of the Trust Agreement, which provides four classes of optionees the right to elect to purchase units offered for sale. The Company, as one of the optionees under the Trust Agreement, is not obligated to purchase units, though in recent years for the convenience of unitholders, it has elected to do so. There is no assurance the Company will elect to buy units offered for sale in the future. Since 1996, the Company has elected to offer units owned by the Company for sale to eligible Company employees through a rotation system. On October 25, 2002, the Board of Directors of the Company determined to indefinitely suspend purchase and sale of units.

4.       Common Stock Held and Trust Certificates Outstanding

         At September 30, 2002 and 2001, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income is based solely on dividends from Journal Communications, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

The Stock Trust carried out an evaluation, within 90 days prior to the filing date of this report, under the supervision and with the participation of certain of the Trustees of the Stock Trust, of the effectiveness of the design and operation of the Stock Trust's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Stock Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There have been no significant changes in the Stock Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                         JOURNAL EMPLOYEES' STOCK TRUST

ITEM 5 - OTHER INFORMATION

The primary business of the Stock Trust is being the holder of record of certain shares of common stock of the Company, the issuance of, record keeping and transactions in units that represent shares of common stock of the Company owned by the Stock Trust, voting (including issuance and tabulation of unitholder proxies) of the common stock of the Company owned by the Stock Trust, and such other matters as are specified in the Trust Agreement. The Company files annual, quarterly and special reports, proxy statements and other information with the SEC, some of which contain information about the Company and its operations. SEC filings of the Company are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may read and copy any filed document at the SEC's public reference rooms in Washington, D.C. at 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and at the SEC's regional offices in New York, New York and Chicago, Illinois.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

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


Date:    November 14, 2002                        By:   /s/ Steven J. Smith
                                                        -----------------------
                                                        Steven J. Smith
                                                        Trustee

Date:    November 14, 2002                        By:   /s/ Paul M. Bonaiuto
                                                        -----------------------
                                                        Paul M. Bonaiuto
                                                        Trustee

                         JOURNAL EMPLOYEES' STOCK TRUST

CERTIFICATIONS

I, Steven J. Smith, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Journal Employees Stock Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 14, 2002                      /s/ Steven J. Smith
      -----------------                      ---------------------
                                             Steven J. Smith
                                             Trustee

                         JOURNAL EMPLOYEES' STOCK TRUST

I, Paul M. Bonaiuto, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Journal Employees Stock Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 14, 2002                                /s/ Paul M. Bonaiuto
      -----------------                                --------------------
                                                       Paul M. Bonaiuto
                                                       Trustee