Form 10-K
period 2002-12-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2003-03-31
CIK 54058

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                         Commission File Number: 0-7832


                         JOURNAL EMPLOYEES' STOCK TRUST
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Wisconsin                                         39-0382060
      ---------                                         ----------
(State of organization)                  (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin                53203
-------------------------------------------               --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003:

                 Class                          Outstanding at March 31, 2003
                 -----                          -----------------------------
   Units of Beneficial Interest                                   25,920,000*

     *2,884,263 of which were held by Journal Communications, Inc. in treasury.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of Parts I, II and III are incorporated by reference to the Annual Report of Journal Communications, Inc. on Form 10-K for the year ended December 31, 2002, filed herewith as Exhibit 99.1. Portions of Part III are incorporated by reference to the Proxy Statement of Journal Communications, Inc., for the 2003 Annual Meeting of Journal Communications, Inc., to be filed as Exhibit 99.2 upon its publication no later than April 30, 2003.

Forward-Looking Statements

Our primary business is being the holder of record of certain shares of common stock of Journal Communications, Inc. (the Company), the issuance of, record keeping and transactions in units of beneficial interest that represent shares of common stock of the Company, and such other matters as are specified in the Journal Employees Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement). As a result, our results of operations and financial condition are directly related to and impacted by the results of operations and financial condition of the Company. We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of us or the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact the Company (and therefore, impact us) are the following:

     o    changes in advertising demand;

     o    changes in newsprint prices and other costs of materials;

     o changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

     o the availability of quality broadcast programming at competitive prices;

     o    changes in network affiliation agreements;

     o quality and rating of network over-the-air broadcast programs available to our customers;

     o effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

     o effects of the rapidly changing nature of the publishing, broadcasting, telecommunications and printing industries, including general business issues and the introduction of new technologies;

     o effects of bankruptcies and government investigations on customers for our telecommunications wholesale services;

     o the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;

     o    changes in interest rates;

     o    the outcome of pending or future litigation;

     o    energy costs;

     o the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

     o    changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.



                                     PART I
                                ITEM 1. BUSINESS
                                ----------------

The Registrant is a trust (the Stock Trust) created under the Trust Agreement by all of the shareholders of the Company. Its creation was due to the determination of Harry J. Grant, Chairman of the Company from 1935 to his death in 1963, to offer employees the opportunity to obtain a beneficial interest in ownership of the Company. The purpose of the Stock Trust and the Trust Agreement is to promote and facilitate the acquisition and ownership of a beneficial interest in Company stock by Company employees and to promote stability and continuity of management and control of the Company in the interest of the Company, its shareholders and employees. Among other consequences of that stability and continuity, the Company remains an independent company, and its media businesses can express independent editorial voices.

Employees own units of beneficial interest (units) representing beneficial interests in the Stock Trust. A unit is different than a share of common stock offered by publicly traded companies. Units cannot be traded on the open market. In most circumstances, a unit only can be sold to another employee, the Grant family shareholders or to the Company. A unit does not provide a unitholder with all of the rights typically associated with stock ownership. The Trust Agreement governs all aspects of unitholders' rights and obligations. The Trust Agreement is filed as an exhibit hereto and is incorporated by reference herein.

In 1937, the Company's shareholders sold 25% of the Company's outstanding common stock to the Stock Trust. The Stock Trust then issued units reflecting beneficial ownership in the 25% of the Company's common stock held by the Stock Trust. The units were then sold to employees. Similar sales of the Company's common stock by the Grant family and other shareholders to the Stock Trust have increased the number of shares of the Company's common stock owned by the Stock Trust to 90% of the outstanding common stock, or 25,920,000 shares, and an equal number of units have been issued. There is one share of the Company's common stock in the Stock Trust for every unit issued. Employees take part in the employee ownership program by buying units in the Stock Trust. The Grant family shareholders own the remaining 10% of the Company's common stock.

The Company and the Grant family shareholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company, its subsidiaries or its employees to provide retirement benefits, and other trusts for the benefit of individual beneficiaries or charity, are eligible to own units.

On October 25, 2002, the Company's board of directors directed management and the Company's financial adviser to explore potential sources for additional permanent capital for the Company. The Company indicated at that time that it expected the process could take from six to nine months. As a result, the Company suspended the purchase and sale of units under the Trust Agreement while the Company explores additional permanent capital.

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

The Company has paid and intends to continue to pay all administrative costs of the Stock Trust, and so long as that continues neither the Company nor the Stock Trust will impose any charges or deductions for these items and liabilities against unitholders or against trust assets. There are no liens on any trust assets. However, unitholders may pledge units to secure loans in accordance with the Trust Agreement and upon terms offered by lenders.

For a further discussion of the Stock Trust's operation and unit ownership, see
Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," of this Annual Report on Form 10-K, and also see Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," and Item 12, "Security Ownership of Certain Beneficial

Owners and Management," in the Annual Report of the Company on Form 10-K, filed herewith as Exhibit 99.1 and incorporated herein by reference.

More information regarding the Company is available at its website at www.jc.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on the Company's website. The Company provides access to such material through its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.


                               ITEM 2. PROPERTIES
                               ------------------

The Stock Trust owns no physical properties. Its records are kept and its administrative functions are performed in the offices of the Company in Milwaukee, Wisconsin.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

None.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            --------------------------------------------------------
                             SECURITYHOLDER MATTERS
                             ----------------------

Purchases and Sales of Units

All purchases and sales of units are transacted at the option price set forth by the Trust Agreement. The option price is based upon a formula prescribed within the Trust Agreement. The formula uses the Company's book value and the past five year's net income as factors in calculating the option price. An option price is calculated approximately every four weeks.

After a 90-day waiting period, full-time employees of the Company and its subsidiaries are eligible to take part in the employee-ownership program. Part-time employees are eligible to buy units if they have 1,000 or more hours of service during each of the two then most recent calendar years. As the Company adds new operations and companies, its employees become eligible for employee-ownership under these rules. The Company and the Grant family shareholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company or its subsidiaries or established by employees to provide retirement benefits and certain other trusts for the benefit of individual beneficiaries or charities are eligible to own units.

In recent years, the Company offered units to eligible employees on a rotation basis. A rotation schedule determined the time the Company would make the offering to the group to which each employee had been assigned for purposes of the employee-ownership rotation. Most often, the Company assigned all the employees of a given business unit to the same group, which only included employees from that business unit. However, the Company reserved the right to divide the employees of a business unit into two or more groups for rotation purposes. The frequency of the rotation and the number of units offered to employees depended on the number of units that the Company had, or anticipated having, available to sell and the number of units that the Company desired to sell.

In addition to offering units to employees on a rotation basis, the Company from time to time allowed participants in some incentive plans to use all or a portion of a cash incentive award to purchase units. For this purpose, units were valued at the option price then in effect. Units that participants acquired in this manner are subject to all terms and conditions of the Trust Agreement.

All units are subject to mandatory offers to sell upon termination of employment and to restrictions on their resale. In general, the Trust Agreement requires that an employee must offer to sell his or her units when he or she retires or otherwise terminates employment and that employees sell units only to certain eligible purchasers. For this purpose, termination occurs when one ceases to be an employee of the Company or its subsidiaries. Employees that retire, as defined in the Trust Agreement, must offer to sell a pro rata share of their units over ten years after their retirement from the Company. In such circumstances, the cumulative number of units that a retired employee must offer to sell increases in equal increments of ten percent each year for ten years beginning on the first anniversary of the employee's retirement. Employees that are terminated because of downsizing, restructuring, reorganization, job elimination, divestiture, outsourcing or similar event in each case that results in the termination of a sufficient number of employees (as determined by the trustees at their sole discretion) must offer to sell a pro rata portion of units over a period of up to five years after such termination, depending on the number of years the employee has owned units. Employees that terminate their employment for reasons other than retirement or for downsizing, restructuring, etc. are required to offer to sell all of their units immediately.

The Trust Agreement provides that, when a unitholder offers to sell units, certain persons have the option to purchase the units at the option price in accordance with procedures and time periods that the Trust Agreement prescribes. Persons who have the option to purchase units include employees and employee benefit trusts designated by the President of the Company or the Board of Directors, the Grant family shareholders and the Company, in the order of priority and during periods set forth in the Trust Agreement. Where the Trust Agreement requires a unitholder to offer to sell units, the Company's option to purchase the units extends for five years after the date the Company's option to purchase begins. While it is not obligated to do so, the Company has elected in recent years to immediately purchase units offered for sale. However, the Company suspended the purchase and sale of units on October 25, 2002, while it explores potential sources of additional permanent capital. There is no assurance the Company will elect to buy units offered for sale in the future.

Under the terms of the Trust Agreement, if units become subject to an option event and are not purchased by employee-eligibles, employee benefit trusts or stockholder-eligibles within twelve months of the option event (the "Expiration Date"), then the unitholder may freely transfer those units (subject to applicable law) to any person, even though not an "eligible" under the terms of the Trust Agreement. However, units that are transferred in this manner are subject to the continuing right of the Company to repurchase those units at the option price set forth in the Trust Agreement for a period of five years from the Expiration Date.

Permanent Capital Study

On October 25, 2002, our board of directors determined to indefinitely suspend our purchase and sale of units and also directed us to explore potential sources for additional permanent capital. Should we proceed with a permanent capital transaction various approvals may be required, including amendments to our articles of association and changes to JESTA.

We have been discussing capital structures with the Grant family shareholders as a part of our permanent capital process. During our discussions, the Grant family shareholders asserted that they have certain rights under Sections 21 (voting rights), 24 (sale of stock by trustees) and 38 (amendment or termination) of JESTA. The discussions have centered on the Grant family shareholders' desire to either perpetuate certain rights after a permanent capital transaction or in the alternative to have value provided to them in exchange for the modification of these rights.

We have reached an agreement in principle with the Grant family shareholders for modification of their rights under JESTA and their support of the permanent capital process. That agreement in principle provides that the Grant family shareholders will receive additional shares of common stock and shares of preferred stock in exchange for their current common stock as part of the permanent capital process. The preferred stock will be designed to pay a dividend that when aggregated with the common stock dividend will initially be somewhat less than the aggregate dividend paid to the Grant family shareholders on their shares of common stock in 2002. We would retain rights to redeem portions of the shares held by the Grant family shareholders.

This agreement in principle is subject to negotiation of a definitive agreement and its approval by our board of directors. Further, any changes to JESTA and our capital structure will be subject to the approval of the JESTA trustees and the unitholders in accordance with the terms of JESTA as part of the approvals to be sought for adding permanent capital to our business.

Unitholders' Rights and Restrictions

Each unit entitles its holder to the rights set forth in the Trust Agreement, which to some extent are similar to rights associated with one share of the Company's common stock.

Unitholders do not have preemptive rights or the right to maintain a proportionate interest in the Company or the Stock Trust. Unitholders also do not have the right to force anyone to purchase units from them, and units are not convertible into cash or any other security. However, the Grant family shareholders may convert their shares into a proportionate number of units, and any units held by them into shares, at any time.

The Stock Trust, as holder of the Company's common stock, is entitled to such dividends as the Board of Directors of the Company may declare in its discretion. The trustees in turn pass the dividends (other than stock dividends) through to the unitholders as soon as practicable after receipt (stock dividends are retained by the Stock Trust). If the Company delivers any shares of its common stock to the Stock Trust through a stock dividend or stock split, then the Stock Trust retains those shares. Upon the receipt of such shares, the trustees distribute additional units to the unitholders so as to retain the relationship of one unit for each share of the Company's common stock. At the direction of the trustees, the Company has paid all dividends directly to the unitholders. The Stock Trust, as such, pays no dividends. The Company's Board of Directors determines payment of future dividends and may reduce the dividend payment rate or terminate the payment of dividends at any time.

The Stock Trust, as holder of the Company's common stock, is entitled to one vote per share in the election of directors and in all matters requiring a vote of the shareholders of the Company. When the trustees receive notice of any meeting of the Company's stockholders, the Trust Agreement requires them to issue to each active employee unitholder a proxy empowering him or her to vote the number of shares in which his or her units represents an interest. However, active employee unitholders do not have the power or authority to vote (i) to sell or lease all or substantially all of the assets of the Company, or (ii) to dissolve the Company, or (iii) to merge or consolidate the Company with any other corporation or corporations in which the Company and/or the stockholders of the Company upon completion of such consolidation or merger do not control directly or indirectly a majority of the voting stock, unless the employee owners of at least two-thirds of the outstanding units owned by employee-eligibles have authorized the trustees to offer all shares held by the trustees for sale in accordance with the provisions of Section 24 of the Trust Agreement and the purchase options under Section 24 have expired within three months prior to such vote. The trustees have exclusive authority to vote all shares represented by units owned by ex-employee-eligibles, employee benefit trusts and employee-eligible-transferees, except that employee benefit trusts may vote on a proposal to amend or terminate the Trust Agreement.

From time to time the Stock Trust holds meetings of its unitholders to vote with respect to proposed amendments to the Trust Agreement. In addition, prior to termination of the Trust Agreement by consent, there must be a meeting of unitholders. Each active employee unitholder and employee benefit trusts may vote the number of units the unitholder owns. Unitholders may vote by proxy at these meetings. The Trust Agreement may be amended or terminated by consent if all of the following vote to amend or terminate it: two-thirds of the outstanding units that active employees and employee benefit trusts hold; all of the trustees; and 80% of the shares of the Company's common stock that the Grant family shareholders hold. The Company does not vote at meetings of unitholders, and its approval is not required to amend or terminate the Trust Agreement. The trustees may sell or otherwise permanently dispose of any shares of the Company's common stock that the Stock Trust holds, subject to certain procedures contained in the Trust Agreement. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of Company stock, then the stock will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and then to the Grant family shareholders. If any such offered stock remains unsold, first the nonconsenting eligibles and then the Grant family shareholders have a second opportunity to purchase. Finally, if any such offered stock still remains, then the Company may purchase it.

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

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

None.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

The results of operations of the Stock Trust consist solely of receipt of dividends from the Company on the shares of Company common stock that it holds, which, in the case of cash dividends, are paid directly to unitholders at the direction of the Trustees.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             -------------------------------------------------------
                                  MARKET RISK
                                  -----------

None.

                          ITEM 8. FINANCIAL STATEMENTS
                          ----------------------------
                             AND SUPPLEMENTARY DATA
                             ----------------------

The Financial Statements with accompanying Report of Independent Auditors are presented below and on the pages immediately following.

                         Journal Employees' Stock Trust
                        Statements of Financial Position




                                                   December 31
                                              2002            2001
                                           ----------------------------

Assets                                     $      -        $      -
                                           ============    ============


Liabilities                                $      -        $       -
                                           ============    ============














See accompanying notes.

                         Journal Employees' Stock Trust
                       Statements of Stock Trust Activity
                  (in thousands, except for per share amounts)
                                                                                Year ended December 31
                                                                     2002                2001                2000
                                                                --------------------------------------------------------
Dividends on common stock of Journal Communications, Inc.
   held by the Stock Trust                                             $28,142             $33,978              $32,877
                                                                ================    ================    ================
Dividends to holders of units of beneficial
  Interest                                                             $28,074             $33,978              $32,877

Distributions  in lieu of  dividends  to  holders  of units of
  beneficial interest                                                       68                   -                   -
                                                                ----------------    ----------------    ----------------
                                                                       $28,142             $33,978              $32,877
                                                                ================    ================    ================

Dividends per share                                                      $1.20               $1.35                $1.35
                                                                ================    ================    ================























                             See accompanying notes.


                         Journal Employees' Stock Trust
                            Statements of Cash Flows
                                 (in thousands)
                                                                        Year ended December 31
                                                             2002                2001                2000
                                                      -----------------------------------------------------------
Sources of cash:
   Receipts from purchasers of units of beneficial
     interest                                            $     164,218      $      186,178      $     167,952

   Dividends received from Journal Communications,
     Inc.                                                       28,142              33,978             32,877
                                                      -----------------------------------------------------------
                                                               192,360             220,156            200,829
Uses of cash:
   Disbursements to sellers of units of beneficial
     interest                                                 (164,218)           (186,178)          (167,952)



   Dividends paid to holders of units of beneficial
     interest                                                  (28,074)            (33,978)           (32,877)

   Distributions in lieu of dividends to holders of
     units of beneficial interest                                  (68)                  -                  -
                                                      -----------------------------------------------------------
                                                              (192,360)           (220,156)          (200,829)

Net change in cash                                                   -                   -                  -

Cash at beginning of year                                            -                   -                  -
                                                      -----------------------------------------------------------
Cash at end of year                                       $          -      $            -      $           -
                                                      ===========================================================










                             See accompanying notes.

                         Journal Employees' Stock Trust
                          Notes to Financial Statements
                          Year ended December 31, 2002



1. Organization

The primary business of Journal Employees' Stock Trust (the Stock Trust) is being the holder of record of certain shares of common stock of Journal Communications, Inc. (the Company), the issuance of, record keeping and transactions in units of beneficial interest (units) that represent shares of common stock of the Company owned by the Stock Trust, voting (including issuance and tabulation of unitholder proxies) of the common stock of the Company owned by the Stock Trust, and such other matters as are specified in the Journal Employees Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement). The Stock Trust is administered by five trustees who are currently officers and directors of the Company and receive no remuneration for services performed for the Stock Trust. The trustees are required to distribute all Stock Trust income (consisting solely of dividends paid by the Company), less such amounts as the trustees deem necessary for payment of administrative expenses, as soon as practicable after receipt. Since its origination, substantially all expenses of the Stock Trust have been paid by the Company, and cash dividends payable to the Stock Trust have been paid by the Company directly to the employees and former employees who own units (unitholders).

2. Common Stock of the Company

The Stock Trust is the holder of record of 90% of the Company's common stock. The Stock Trust has issued one unit for each share of common stock which the Stock Trust holds.

3. Suspension of Purchase and Sale of Units

On October 25, 2002, the Company's board of directors directed management and the Company's financial adviser to explore potential sources for additional permanent capital for the Company. The Company indicated at that time that it expected the process could take from six to nine months. As a result, the Company suspended the purchase and sale of units under the Trust Agreement while the Company explores additional permanent capital.

                         Journal Employees' Stock Trust
                          Notes to Financial Statements

4. Unitholders' Sales of Units of Beneficial Interest

Unitholders may offer to sell their units only in accordance with the terms and conditions of the Trust Agreement, which provides four classes of optionees the right to elect to purchase units offered for sale. Units sold to the Company are sold at the option price in effect on the date of the sale.

The Company, as one of the optionees under the Trust Agreement, is not obligated to purchase units, though in recent years for the convenience of unitholders, it has elected to do so. There is no assurance the Company will elect to buy units offered for sale in the future. For the past few years until the October 25, 2002 suspension of purchasing and selling of units, the Company has elected to offer units owned by the Company for sale to eligible Company employees through a rotation system.


5.  Distributions in Lieu of Dividends During Suspension of Trading

The Trust Agreement provides that a unitholder will receive the unit price for units subject to an option event when they are sold, plus either (i) interest at the rate set by the trustees if other unitholders or the Grant family shareholders ultimately buy the units subject to the option event, or (ii) the dividends declared by the Company's Board of Directors if the Company ultimately buys the units subject to the option event. The Company suspended the purchase and sales of units on October 25, 2002; however, option events still occur pursuant to the terms of the Trust Agreement (for example, when a unitholder leaves employment of the Company). As a result, it cannot be determined who will purchase units subject to option events during the suspension period (and, similarly, it cannot be determined whether the unitholder whose units are subject to an option event during the suspension period will eventually receive interest or dividends). In order to avoid inconvenience to unitholders that may result from the delay in paying either interest or dividends during the suspension period, the trustees have determined that the Stock Trust will make payments to unitholders whose units become subject to option events during the suspension period in an amount equal to the dividends paid by the Company during this period. When the units are eventually sold, the unitholder will receive the sale proceeds calculated in accordance with the terms of the Trust Agreement, less the amount of these payments. These payments in fiscal 2002 totaled $68,325.



6. Common Stock Held and Units Outstanding

At December 31, 2002 and 2001, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued a like number of units of beneficial interest.

                         Report of Independent Auditors




The Trustees
Journal Employees' Stock Trust

We have audited the accompanying statements of financial position of Journal Employees' Stock Trust (the Stock Trust) as of December 31, 2002 and 2001, and the related statements of Stock Trust activity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the trustees of the Stock Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Stock Trust at December 31, 2002 and 2001, and Stock Trust activity and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 28, 2003

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

Steven J. Smith (52)
Trustee since March 1990; Chairman of the Board of Directors of the Company since December 1998 and Chief Executive Officer since March 1998; President of the Company from September 1992 to December 1998; Director of the Company since 1987.

Douglas G. Kiel (54)
Trustee since March 1995; President of the Company since December 1998; Chief Executive Officer of Journal Broadcast Group* since December 2001; Executive Vice President of the Company between June 1997 and December 1998; President of Journal Broadcast Group, Inc.* from June 1992 to December 1998; Director of the Company since 1991.

Paul M. Bonaiuto (52)
Trustee since February 1996; Executive Vice President of the Company since June 1997 and Chief Financial Officer since January 1996; Senior Vice President of the Company between March 1996 and June 1997; Director of the Company since June 1993.

Keith K. Spore (60)
Trustee since January 1999; Director and Senior Vice President of the Company and President of Journal Sentinel Inc.* since September 1995; Publisher of the Milwaukee Journal Sentinel since June 1996.

James J. Ditter (41)
Trustee since July 1999; Director and Vice President of the Company since September 1995; President of Norlight Telecommunications, Inc.* since September 1995.


_________________________________________
*A subsidiary of the Company

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The five trustees, all employees of Journal Communications Inc., do not receive any compensation in their capacity as trustee. Information about compensation paid to some of these trustees by Journal Communications Inc., in such trustees' capacities as employees of Journal Communications Inc., will be presented in the Proxy Statement of Journal Communications Inc., for its June 3, 2003 Annual Meeting of Shareholders (the "Proxy Statement"). The information under the heading "Other Board Matters--Compensation Committee Interlocks and Insider Participation," "Other Board Matters-Directors' Fees," and "Compensation" in the Proxy Statement is incorporated by reference herein; provided, however, the information contained under the heading "Compensation-Compensation Committee Report" shall not be incorporated by reference herein.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

The information contained under the heading "Ownership and Voting" in the Proxy Statement is incorporated by reference herein.





             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

None.

                                     PART IV

                        ITEM 14. CONTROLS AND PROCEDURES
                        --------------------------------

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

          ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ------------------------------------------------------------
                                   ON FORM 8-K
                                   -----------

(a)  l.   Financial Statements and Schedules
          ----------------------------------

          The financial statements and schedules listed in the accompanying index are filed as part of this Annual Report on Form 10-K. All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     2.   Exhibits
          --------

          The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Stock Trust during the quarter ended December 31, 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  JOURNAL EMPLOYEES' STOCK TRUST


Date:                             By:/s/ Steven J. Smith
                                     -------------------------------------------
                                     Steven J. Smith, Trustee


Date:                             By:/s/ Paul M. Bonaiuto
                                     -------------------------------------------
                                     Paul M. Bonaiuto, Trustee

CERTIFICATIONS

I, Steven J. Smith, certify that:

1. I have reviewed this Annual Report on Form 10-K of Journal Employees Stock Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          /s/ Steven J. Smith
     ----------------------------             ----------------------------------
                                              Steven J. Smith
                                              Trustee

I, Paul M. Bonaiuto, certify that:

1. I have reviewed this Annual Report on Form 10-K of Journal Employees Stock Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          /s/ Paul M. Bonaiuto
     -----------------------------            ----------------------------------
                                              Paul M. Bonaiuto
                                              Trustee

                         JOURNAL EMPLOYEES' STOCK TRUST

                         INDEX TO FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                                  AND EXHIBITS

                                  (Item 15(a))

1.   Financial Statements                                         Form 10-K Page
     --------------------                                         --------------

     Statements of Financial Position at
       December 31, 2002 and 2001                                     11

     Statements of Stock Trust Activity for each of the three
       years in the period ended December 31, 2002                    12

     Statements of Cash Flows for each of the three
       years in the period ended December 31, 2002                    13

     Notes to Financial Statements at December 31, 2002              14-15

2.   Financial Statement Schedules None
     ----------------------------------

3.   Exhibits
     --------

      (3.1) Articles of Association of Journal Communications, Inc., as amended (Incorporated by Reference to the Quarterly Report on Form 10Q of Journal Communications, Inc. for the quarter ended June 16, 2002 [Commission File No. 0-7831]).

      (3.2) By-Laws of Journal Communications, Inc. (Incorporated by Referenced to the Quarterly Report on Form 10Q of Journal Communications, Inc. for the quarter ended June 16, 2002 [Commission File No. 0-7831]).

      (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Journal Employees' Stock Trust for the quarter ended June 30, 2001).

      (23) Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

      (99.1) Annual Report to Shareholders of Journal Communications, Inc., on Form 10-K, filed herewith (incorporated by reference to the annual report on Form 10-K of Journal Communications, Inc. for the year ended December 31, 2002 [Commission File No. 0-7831]).

      (99.2) Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders of Journal Communications, Inc. (The Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders of Journal Communications, Inc. will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the fiscal year of Journal Communications, Inc. Except to the extent specifically incorporated by reference, the Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)


      (99.3) Written Statement of the Trustee (Steven J. Smith) with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

      (99.4) Written Statement of the Trustee (Paul M. Bonaiuto) with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.