Form 10-Q
period 2003-03-31
JOURNAL EMPLOYEES STOCK TRUST
filed 2003-05-06
CIK 54058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:     March 31, 2003

                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURIIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   --------------   --------------
     Commission File Number: 0-7832
                            ---------------------------------------


                         JOURNAL EMPLOYEES' STOCK TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          WISCONSIN                                      39-6153189
 ------------------------------                       ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  333 W. State Street, Milwaukee, Wisconsin                 53203
 -------------------------------------------              --------
 (Address of principal executive offices)                (Zip Code)


                                  414-224-2728
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes      No  X
   -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2003:

             Class                              Outstanding at May 2, 2003
    Units of Beneficial Interest                         25,920,000*

   * 2,884,263 of which were held by Journal Communications, Inc. in treasury

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1.       Financial Statements

                        Statements of Financial Position
                        As of March 31, 2003 (Unaudited)
                        and December 31, 2002                                  3

                        Unaudited Statements of Trust Activity
                        First Quarter ended March 31, 2003 and 2002            4

                        Unaudited Statements of Cash Flows
                        First Quarter ended March 31, 2003 and 2002            5

                        Notes to Financial Statements
                        March 31, 2003                                         6

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          8

          Item 3.       Quantitative and Qualitative Disclosure
                        About Market Risk                                      8

          Item 4.       Controls and Procedures                                8

Part II.  Other Information


          Items 1-4.                                                           8

          Items 5-6.                                                           9

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         JOURNAL EMPLOYEES' STOCK TRUST
                        Statements of Financial Position


                                         March 31, 2003       December 31, 2002
                                         --------------       -----------------
                                          (Unaudited)


Assets                                  $            --       $              --
                                        ===============       =================


Liabilities and Stock Trust Equity      $            --       $              --
                                        ===============       =================



















                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                     Unaudited Statements of Trust Activity
                    (in thousands, except per share amounts)


                                                   First Quarter Ended March 31
                                                   ----------------------------
                                                     2003                2002
                                                   --------            --------


Dividends on common stock of
     Journal Communications, Inc.
     held by the Stock Trust                      $    6,911         $    7,079
                                                  ==========         ==========

Dividends to holders of units
     of beneficial interest                       $    6,636         $    7,079

Distributions in lieu of dividends to holders
     of units of beneficial interest                     275                 --
                                                  ----------         ----------
                                                  $    6,911         $    7,079
                                                  ==========         ==========


Dividends per share                               $     0.30         $     0.30
                                                  ==========         ==========








                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                       Unaudited Statements of Cash Flows
                                 (in thousands)


                                                      First Quarter Ended March 31
                                                      ----------------------------
                                                        2003                2002
                                                      --------            --------
Sources of cash:
     Receipts from purchasers of units
         of beneficial interest                     $       --           $    94,854

     Dividends received from
         Journal Communications, Inc.                    6,911                 7,079
                                                    ----------           -----------
                                                    $    6,911           $   101,933

Uses of cash:
     Disbursements to sellers of
         units of beneficial interest                       --               (94,854)

     Dividends paid to holders of
         units of beneficial interest                  (6,636)               (7,079)

     Distributions in lieu of dividends to
         holders of units of beneficial interest         (275)                     --
                                                    ----------           -----------

                                                    $  (6,911)           $  (101,933)

     Net change in cash                             $       --           $        --

     Cash at beginning of year                              --                    --
                                                    ----------           -----------

     Cash at March 31, 2003 and 2002                $       --           $        --
                                                    ----------           -----------













                       See notes to financial statements.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements
                          Quarter ended March 31, 2003



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

The Company, as one of the optionees under the Trust Agreement, is not obligated to purchase units, though in recent years for the convenience of unitholders, it has elected to do so. There is no assurance the Company will elect to buy units offered for sale in the future. For the past few years until the October 25, 2002 suspension of purchasing and selling of units, the Company had elected to offer units owned by the Company for sale to eligible Company employees through a rotation system.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          Notes to Financial Statements



5.  Distributions in Lieu of Dividends During Suspension of Trading

The Trust Agreement provides that a unitholder will receive the unit price for units subject to an option event when they are sold, plus either (i) interest at the rate set by the trustees if other unitholders or the Grant family shareholders ultimately buy the units subject to the option event, or (ii) the dividends declared by the Company's Board of Directors if the Company ultimately buys the units subject to the option event. The Company suspended the purchase and sales of units on October 25, 2002; however, option events still occur pursuant to the terms of the Trust Agreement (for example, when a unitholder leaves employment of the Company). As a result, it cannot be determined who will purchase units subject to option events during the suspension period (and, similarly, it cannot be determined whether the unitholder whose units are subject to an option event during the suspension period will eventually receive interest or dividends). In order to avoid inconvenience to unitholders that may result from the delay in paying either interest or dividends during the suspension period, the trustees have determined that the Stock Trust will make payments to unitholders whose units become subject to option events during the suspension period in an amount equal to the dividends paid by the Company during this period. When the units are eventually sold, the unitholder will receive the sale proceeds calculated in accordance with the terms of the Trust Agreement, less the amount of these payments. These payments in the first quarter ended March 31, 2003 totaled $275,409.

6. Common Stock Held and Units Outstanding

At March 31, 2003 and December 31, 2002, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributable stock trust income is based solely on dividends from Journal Communications, Inc.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                         JOURNAL EMPLOYEES' STOCK TRUST

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     Exhibit No.    Description
     ----------     -----------

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


Date:    May 6, 2003                         By: /s/ Steven J. Smith
                                                --------------------------------
                                                Steven J. Smith
                                                Trustee

Date:    May 6, 2003                         By: /s/ Paul M. Bonaiuto
                                                --------------------------------
                                                Paul M. Bonaiuto
                                                Trustee

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date  May 6, 2003                                     /s/ Steven J. Smith
     ----------------------------                    ---------------------------
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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date  May 6, 2003                                     /s/ Paul M. Bonaiuto
     -------------------------                       ---------------------------
                                                     Paul M. Bonaiuto
                                                     Trustee