Form 10-Q
period 2003-06-30
JOURNAL EMPLOYEES STOCK TRUST
filed 2003-07-23
CIK 54058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2003

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIIES EXCHANGE ACT OF 1934
     For the transition period from to Commission File Number: 0-7832



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


                                  414-224-2728
               Registrant's telephone number, including area code


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 2003:

              Class                            Outstanding at July 23, 2003
   Units of Beneficial Interest                         25,920,000*

* 2,884,263 of which were held by Journal Communications, Inc. in treasury

                         JOURNAL EMPLOYEES' STOCK TRUST
                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements

                   Statements of Financial Position
                   As of June 30, 2003 (Unaudited) and December 31, 2002     3

                   Unaudited Statements of Trust Activity
                   Three and Six Months ended June 30, 2003 and 2002         4

                   Unaudited Statements of Cash Flows
                   Six Months ended June 30, 2003 and 2002                   5

                   Notes to Financial Statements
                   June 30, 2003                                             6


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8


          Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk                                         8


          Item 4.  Controls and Procedures                                   8


Part II.  Other Information


          Items 1 - 4.                                                       8


          Items 5 - 6.                                                       9

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         JOURNAL EMPLOYEES' STOCK TRUST
                        Statements of Financial Position



                                         June 30, 2003         December 31, 2002
                                         -------------         -----------------
                                          (Unaudited)


Assets                                      $    --                 $    --
                                            =======                 =======


Liabilities and Stock Trust Equity          $    --                 $    --
                                            =======                 =======


See accompanying notes.

                             JOURNAL EMPLOYEES' STOCK TRUST
                         Unaudited Statements of Trust Activity
                        (in thousands, except per share amounts)


                                  Three Months Ended June 30    Six Months Ended June 30
                                  --------------------------    ------------------------

                                       2003         2002             2003       2002
                                     -------      -------          -------    -------


Dividends on common stock of
 Journal Communications, Inc.
 held by the stock trust             $ 6,911      $ 7,175          $13,822    $14,254
                                     =======      =======          =======    =======

Dividends to holders of units
   of beneficial interest            $ 6,483      $ 7,175          $13,119    $14,254

Distribution in lieu of
 dividends to holders of
 units of beneficial interest            428           --              703         --
                                     -------      -------          -------    -------

                                     $ 6,911      $ 7,175          $13,822    $14,254
                                     =======      =======          =======    =======


Dividends per share                  $  0.30      $  0.30          $  0.60    $  0.60
                                     =======      =======          =======    =======



See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                       Unaudited Statements of Cash Flows
                                 (in thousands)


                                                    Six Months Ended June 30
                                                -------------------------------
                                                    2003                2002
                                                -----------         -----------


Sources of cash:
   Receipts from purchasers of units
    of beneficial interest                      $        --         $   136,534

   Dividends received from
    Journal Communications, Inc.                     13,821              14,254
                                                -----------         -----------
                                                $    13,821         $   150,788

Uses of cash:
   Disbursements to sellers of
    units of beneficial interest                         --            (136,534)

   Dividends paid to holders of
    units of beneficial interest                   (13,118)            (14,254)

   Distributions in lieu of dividends to
    holders of units of beneficial interest           (703)                   --
                                                -----------         -----------
                                                $  (13,821)         $  (150,788)

   Net change in cash                           $        --         $        --

   Cash at beginning of year                             --                  --
                                                -----------         -----------

   Cash at June 30                              $        --         $        --
                                                ===========         ===========





See accompanying notes.

                         JOURNAL EMPLOYEES' STOCK TRUST
                          NOTES TO FINANCIAL STATEMENTS
        Quarter ended June 30, 2003 (in thousands, except share amounts)


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

On May 14, 2003, the Company announced a plan for a new permanent capital structure, including a share exchange, an initial public offering and the amendment and termination of JESTA. In the share exchange, current shareholders and unitholders would receive shares of class B common stock, which would have 10 votes per share. A Registration Statement on Form S-1 was filed with the Securities and Exchange Commission related to the initial public offering. Class A common stock with one vote per share would be offered to the public. The Company filed a joint proxy statement/prospectus with the SEC relating to the new capital structure on Form S-4. The plan is subject to the approval of the Company's shareholders and unitholders, including approvals required under JESTA. The Company also filed a Registration Statement on Form S-2 offering to rescind the sale of all of the units of beneficial interest purchased during certain periods by employees or former employees who purchased the units in California, Idaho, Louisiana, Maryland, Minnesota, Missouri, Nebraska and Tennessee because our sales of these units may have been in violation of certain state securities laws' requirements.

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

5.   Distributions in Lieu of Dividends During Suspension of Trading

The Trust Agreement provides that a unitholder will receive the unit price for units subject to an option event when they are sold, plus either (i) interest, as set by the trustees, (currently at 3.4%, or 60 basis points below the prime interest rate) if other unitholders or the Grant family shareholders ultimately buy the units subject to the option event, or (ii) the dividends declared by the Company's Board of Directors if the Company ultimately buys the units subject to the option event. The Company suspended the purchase and sales of units on October 25, 2002; however, option events still occur pursuant to the terms of the Trust Agreement (for example, when a unitholder leaves employment of the Company). As a result, it cannot be determined who will purchase units subject to option events during the suspension period (and, similarly, it cannot be determined whether the unitholder whose units are subject to an option event during the suspension period will eventually receive interest or dividends). In order to avoid inconvenience to unitholders that may result from the delay in paying either interest or dividends during the suspension period, the trustees have determined that the Stock Trust will make payments to unitholders whose units become subject to option events during the suspension period in an amount equal to the dividends paid by the Company during this period. When the units are eventually sold, the unitholder will receive the sale proceeds calculated in accordance with the terms of the Trust Agreement, less the amount of these payments. These payments were $428,000 and $703,000 in the three and six months ended June 30, 2003, respectively.

6.   Common Stock Held and Units Outstanding

At June 30, 2003 and December 31, 2002, the Stock Trust held 25,920,000 shares of the Company's common stock and has issued a like number of units of beneficial interest.

                         JOURNAL EMPLOYEES' STOCK TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributable stock trust income is based solely on dividends from Journal Communications, Inc.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

None.

ITEM 4.   CONTROLS AND PROCEDURES

The Stock Trust carried out an evaluation, under the supervision and with the participation of certain of the Trustees of the Stock Trust, of the effectiveness of the design and operation of the Stock Trust's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Stock Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in the Stock Trust's internal control over financial reporting that occurred during the Stock Trust's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Stock Trust's internal control over financial reporting.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit No.           Description
     -----------           -----------

        99.1 Certification by Steven J. Smith (Trustee) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit
                           99.1 pursuant to SEC interim filing guidance.)

        99.2 Certification by Paul M. Bonaiuto (Trustee) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit
                           99.2 pursuant to SEC interim filing guidance.)

        99.3 Certification by Steven J. Smith and Paul M. Bonaiuto (Trustees) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 32 under Item 601(a) of Regulation S-K, is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)


b)   Reports on Form 8-K

     The Stock Trust did not file any report on Form 8-K during the period covered by this quarterly report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 23, 2003                         By: /s/ Steven J. Smith
                                                 -------------------------------
                                                 Steven J. Smith
                                                 Trustee

Date:  July 23, 2003                         By: /s/ Paul M. Bonaiuto
                                                 -------------------------------
                                                 Paul M. Bonaiuto
                                                 Trustee